Form 10-Q
period 2020-06-30
TENNECO INC
filed 2020-08-06
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 60,953,834 shares outstanding as of August 4, 2020. The number of shares of Class B Non-Voting Common Stock, par value $0.01 per share: 20,308,454 shares outstanding as of August 4, 2020.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions, including the effects of the COVID-19 pandemic;

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
In addition, this report includes forward-looking statements regarding the Company's ongoing review of strategic alternatives and the potential separation of the Company into a powertrain technology company and an aftermarket and ride performance company. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include (in addition to the risks set forth above):

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

•
the possibility that the Company may not complete a separation of the aftermarket and ride performance business from the powertrain technology business (or achieve some or all of the anticipated benefits of such a separation);

•	the ability to retain and hire key personnel and maintain relationships with customers, suppliers or other business partners;

•	the potential diversion of management's attention resulting from a separation;

•	the risk the combined company and each separate company following a separation will underperform relative to our expectations;

•	the ongoing transaction costs and risk we may incur greater costs following a separation of the business;

•	the risk a spin-off is determined to be a taxable transaction;

•	the risk the benefits of a separation may not be fully realized or may take longer to realize than expected;

•	the risk a separation may not advance our business strategy; and

•	the risk a transaction may have an adverse effect on existing arrangements with us, including those related to transition, manufacturing and supply services and tax matters.
The risks included here are not exhaustive. Refer to “Part II, Item 1A — Risk Factors” herein and “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Net sales and operating revenues	$2,637	$4,504	$6,473	$8,988

Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	2,498	3,801	5,837	7,671
Selling, general, and administrative	195	292	444	610
Depreciation and amortization	159	169	330	338
Engineering, research, and development	55	78	132	170
Restructuring charges, net and asset impairments	121	49	605	65
Goodwill and intangible impairment charges	—	—	383	60
	3,028	4,389	7,731	8,914
Other income (expense)
Non-service pension and other postretirement benefit (costs) credits	1	(4)	2	(6)
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	4	17	17	33
Other income (expense), net	11	13	19	16
	16	26	38	43
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(375)	141	(1,220)	117
Interest expense	(66)	(82)	(141)	(163)
Earnings (loss) before income taxes and noncontrolling interests	(441)	59	(1,361)	(46)
Income tax (expense) benefit	101	(14)	195	(14)
Net income (loss)	(340)	45	(1,166)	(60)
Less: Net income (loss) attributable to noncontrolling interests	10	19	23	31
Net income (loss) attributable to Tenneco Inc.	$(350)	$26	$(1,189)	$(91)
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(4.30)	$0.32	$(14.64)	$(1.13)
Weighted average shares outstanding	81,350,773	80,920,825	81,259,667	80,897,731
Diluted earnings (loss) per share:
Earnings (loss) per share	$(4.30)	$0.32	$(14.64)	$(1.13)
Weighted average shares outstanding	81,350,773	80,920,825	81,259,667	80,897,731
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(340)	$45	$(1,166)	$(60)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	42	(18)	(177)	17
Cash flow hedges	4	(3)	2	1
Defined benefit plans	(5)	(2)	(1)	(1)
	41	(23)	(176)	17
Comprehensive income (loss)	(299)	22	(1,342)	(43)
Less: Comprehensive income (loss) attributable to noncontrolling interests	17	18	10	36
Comprehensive income (loss) attributable to common shareholders	$(316)	$4	$(1,352)	$(79)
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,362	$564
Restricted cash	9	2
Receivables:
Customer notes and accounts, net	2,100	2,438
Other	85	100
Inventories	1,656	1,999
Prepayments and other current assets	632	632
Total current assets	5,844	5,735
Property, plant, and equipment, net	2,939	3,627
Long-term receivables, net	10	10
Goodwill	505	775
Intangibles, net	1,239	1,422
Investments in nonconsolidated affiliates	513	518
Deferred income taxes	818	607
Other assets	527	532
Total assets	$12,395	$13,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$222	$185
Accounts payable	1,992	2,647
Accrued compensation and employee benefits	331	325
Accrued income taxes	48	72
Accrued expenses and other current liabilities	1,043	1,070
Total current liabilities	3,636	4,299
Long-term debt	6,629	5,371
Deferred income taxes	88	106
Pension and postretirement benefits	1,112	1,145
Deferred credits and other liabilities	502	490
Commitments and contingencies (Note 13)
Total liabilities	11,967	11,411
Redeemable noncontrolling interests	79	196
Tenneco Inc. shareholders’ equity:
Preferred stock — $0.01 par value; none issued	—	—
Class A voting stock — $0.01 par value; shares issued: June 30, 2020 — 75,546,691 and December 31, 2019 — 71,727,061	1	1
Class B non-voting convertible stock — $0.01 par value; shares issued: June 30, 2020 — 20,308,454 and December 31, 2019 — 23,793,669	—	—
Additional paid-in capital	4,433	4,432
Accumulated other comprehensive loss	(874)	(711)
Accumulated deficit	(2,556)	(1,367)
	1,004	2,355
Shares held as treasury stock — at cost: June 30, 2020 and December 31, 2019 — 14,592,888	(930)	(930)
Total Tenneco Inc. shareholders’ equity	74	1,425
Noncontrolling interests	275	194
Total equity	349	1,619
Total liabilities, redeemable noncontrolling interests and equity	$12,395	$13,226
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income (loss)	$(1,166)	$(60)
Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
Goodwill and intangible impairment charges	383	60
Depreciation and amortization	330	338
Deferred income taxes	(242)	(14)
Stock-based compensation	9	13
Restructuring charges and asset impairments, net of cash paid	540	14
Change in pension and other postretirement benefit plans	(26)	(32)
Equity in earnings of nonconsolidated affiliates	(17)	(33)
Cash dividends received from nonconsolidated affiliates	18	27
Loss (gain) on sale of assets	(1)	(1)
Changes in operating assets and liabilities:
Receivables	174	(401)
Inventories	292	101
Payables and accrued expenses	(540)	48
Accrued interest and accrued income taxes	(17)	(66)
Other assets and liabilities	(68)	(94)
Net cash (used) provided by operating activities	(331)	(100)
Investing Activities
Acquisitions, net of cash acquired	—	(158)
Proceeds from sale of assets	5	5
Net proceeds from sale of business	—	22
Cash payments for property, plant, and equipment	(212)	(379)
Proceeds from deferred purchase price of factored receivables	91	147
Other	1	(1)
Net cash (used) provided by investing activities	(115)	(364)
Financing Activities
Proceeds from term loans and notes	96	111
Repayments of term loans and notes	(133)	(190)
Debt issuance costs of long-term debt	(16)	—
Borrowings on revolving lines of credit	4,821	4,525
Payments on revolving lines of credit	(3,536)	(4,254)
Issuance (repurchase) of common shares	(1)	(2)
Cash dividends	—	(20)
Net increase (decrease) in bank overdrafts	59	(8)
Other	(1)	(1)
Distributions to noncontrolling interest partners	(2)	(20)
Net cash (used) provided by financing activities	1,287	141
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(36)	11
Increase (decrease) in cash, cash equivalents, and restricted cash	805	(312)
Cash, cash equivalents, and restricted cash, beginning of period	566	702
Cash, cash equivalents, and restricted cash, end of period	$1,371	$390
Supplemental Cash Flow Information
Cash paid during the period for interest	$123	$145
Cash paid during the period for income taxes, net of refunds	$75	$100
Lease assets obtained in exchange for new operating lease liabilities	$54	$33
Non-cash inventory charge due to aftermarket product line exit	$82	$—
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$86	$116
Deferred purchase price of receivables factored in the period	$95	$52
Reduction in assets from redeemable noncontrolling interest transaction with owner	$53	$—
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1	$(930)	$4,432	$(1,367)	$(711)	$1,425	$194	$1,619
Net income (loss)				(839)		(839)	2	(837)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					(199)	(199)	(13)	(212)
Derivatives					(2)	(2)	—	(2)
Defined benefit plans					4	4	—	4
Comprehensive income (loss)						(1,036)	(11)	(1,047)
Stock-based compensation, net	—	—	2	—	—	2	—	2
Reclassification of redeemable noncontrolling interest to permanent equity	—	—	—	—	—	—	82	82
Redeemable noncontrolling interest transaction with owner	—	—	(7)	—	—	(7)	—	(7)
Balance at March 31, 2020	1	(930)	4,427	(2,206)	(908)	384	265	649
Net income (loss)				(350)		(350)	6	(344)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					35	35	4	39
Derivatives					4	4	—	4
Defined benefit plans					(5)	(5)	—	(5)
Comprehensive income (loss)						(316)	10	(306)
Stock-based compensation, net	—	—	6	—	—	6	—	6
Balance as of June 30, 2020	$1	$(930)	$4,433	$(2,556)	$(874)	$74	$275	$349

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1	$(930)	$4,360	$(1,013)	$(692)	$1,726	$190	$1,916
Net income (loss)				(117)		(117)	7	(110)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					29	29	4	33
Derivatives					4	4	—	4
Defined benefit plans					1	1	—	1
Comprehensive income (loss)						(83)	11	(72)
Stock-based compensation, net	—	—	5	—	—	5	—	5
Cash dividends ($0.25 per share)	—	—	—	(20)	—	(20)	—	(20)
Purchase accounting measurement period adjustment	—	—	—	—	—	—	(1)	(1)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2019	1	(930)	4,365	(1,150)	(658)	1,628	199	1,827
Net income (loss)				26		26	9	35
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					(17)	(17)	—	(17)
Derivatives					(3)	(3)	—	(3)
Defined benefit plans					(2)	(2)	—	(2)
Comprehensive income (loss)						4	9	13
Stock-based compensation, net	—	—	6	—	—	6	—	6
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2019	$1	$(930)	$4,371	$(1,124)	$(680)	$1,638	$206	$1,844

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

The Company has previously announced its review of a full range of strategic options to enhance shareholder value creation, including a potential separation of the Company into an Aftermarket and Ride Performance company and a new Powertrain Technology company. Current end-market conditions and the effects of the ongoing COVID-19 pandemic are affecting the Company's ability to complete a separation. In light of these ongoing conditions, the Company is pursuing additional options to optimize shareholder value creation, including a focus on operational improvements, reducing structural costs, lowering capital intensity, and reducing debt.

Beginning in the third quarter of 2020, the Motorparts segment will initiate a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. As a result, certain assets including inventory, real estate, and personal property will no longer be utilized. As such, during the three and six months ended June 30, 2020, the Motorparts segment recognized an $82 million non-cash charge to write-down inventory to its net realizable value, a $16 million impairment charge to write-down property, plant, and equipment to its fair value, and a $9 million impairment charge to its operating lease right-of-use assets. Additionally, the Motorparts segment recognized $4 million in restructuring charges related to cash severance expected to be paid. Refer to Note 4, Restructuring Charges, Net and Asset Impairments for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders' equity, and cash flows. The Company's management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 2, 2020. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. There are many uncertainties related to the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows. In response to the expected economic effects of COVID-19, the Company implemented and plans to continue various cost reduction initiatives, including, but not limited to reductions to salary costs and unpaid furloughs; the restructuring actions as discussed in Note 4, Restructuring Charges, Net and Asset Impairments; and the deferral of the Company’s portion of its 2020 employer paid payroll taxes and its U.S. qualified pension plan contributions under the Coronavirus Aid, Relief, and Economic Security Act.

At June 30, 2020, the Company was in compliance with all financial covenants under its credit agreement. On May 5, 2020, the Company entered into a third amendment to its credit agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio. The amendment is discussed in more detail in Note 10, Debt and Other Financing Arrangements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Reclassifications: Certain amounts in the prior period have been aggregated or disaggregated to conform to current year presentation. These reclassifications included reclassifying amounts from restructuring charges, net and asset impairments to cost of sales (exclusive of depreciation and amortization), and selling, general, and administrative expenses. These reclassifications affected the three and six months ended June 30, 2019 and have no effect on previously reported net income within the condensed consolidated statements of income (loss), other comprehensive income (loss) within the condensed consolidated statements of comprehensive income (loss), and the cash (used) provided by operating, investing or financing activities within the condensed consolidated statements of cash flows.

Redeemable noncontrolling interests: The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the event of a change in control of Tenneco Inc. or certain of its subsidiaries or the passage of time.

At June 30, 2020 and December 31, 2019, the Company held redeemable noncontrolling interests of $50 million and $44 million which were not currently redeemable or probable of becoming redeemable. The redemption of these redeemable noncontrolling interests is not solely within the Company's control, therefore, they are presented in the temporary equity section of the Company's condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

In addition, at June 30, 2020 and December 31, 2019, the Company held redeemable noncontrolling interests of $29 million and $152 million which were currently redeemable or probable of becoming redeemable. These noncontrolling interests are also presented in the temporary equity section of the Company's condensed consolidated balance sheets and have been remeasured to redemption value. The Company immediately recognizes changes to redemption value as a component of net income (loss) attributable to noncontrolling interests in the condensed consolidated statements of income (loss). These redeemable noncontrolling interests include the following:

•
During the first quarter of 2020, the Company completed the process to make a tender offer of the shares it did not own for a subsidiary in India acquired by the Company as part of the Federal-Mogul Acquisition on October 1, 2018, in accordance with local regulations. As a result of completing the tender offer, the redeemable noncontrolling interest was no longer redeemable or probable of becoming redeemable and the amount of $82 million was reclassified to permanent equity during the six months ended June 30, 2020. Refer to Note 17, Related Party Transactions, for additional information related to the tender offer of this noncontrolling interest; and

•
A 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) was retained by K Öhlin Holding AB (“Köhlin”), as a result of the Öhlins acquisition on January 10, 2019. Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins acquisition to sell the KÖ Interest to the Company. Since it is probable the KÖ Interest will become redeemable, the Company recognized the change in carrying value and recorded an adjustment of $10 million during the six months ended June 30, 2020 to reflect its redemption value of $29 million at June 30, 2020.

For the six months ended June 30, 2019, the Company recorded a decrease to the redeemable noncontrolling interests of $8 million, as a result of adjustments made in the measurement period to the preliminary purchase price allocation from the Federal-Mogul Acquisition.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following is a rollforward of activities in the Company's redeemable noncontrolling interests:

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$196	$138
Net income (loss) attributable to redeemable noncontrolling interests	5	15
Other comprehensive income (loss)	(4)	1
Acquisition and other	—	16
Noncontrolling interest tender offer redemption	(46)	—
Redemption value measurement adjustment	10	—
Purchase accounting measurement period adjustment	—	(8)
Reclassification of noncontrolling interest to permanent equity	(82)	—
Dividends declared	—	(17)
Balance at end of period	$79	$145

Income taxes: On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into U.S. law, which, among other provisions, included an anti-deferral provision (the Global Intangible Low-Taxed Income tax or "GILTI") effective from 2018 wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of non-U.S. corporations. The Company has elected the “tax law ordering approach” in that the Company will look to tax law ordering to determine whether its net operating loss ("NOL") carryforward deferred tax asset is expected to be realized. Based on the tax law ordering approach, NOL carryforwards are realizable if they will reduce the expected tax liability when utilized, regardless if the 50% GILTI deduction or related foreign tax credits may have been available.

Earnings (loss) per share: Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares of common stock outstanding	81,350,773	80,920,825	81,259,667	80,897,731
Effect of dilutive securities:
Restricted stock, PSUs, and RSUs	—	—	—	—
Stock options	—	—	—	—
Dilutive shares outstanding	81,350,773	80,920,825	81,259,667	80,897,731

For the three and six months ended June 30, 2020, the calculation of diluted earnings (loss) per share excluded 3,133,035 and 2,508,565 of share-based awards, as the effect on the calculation would have been anti-dilutive. For the three and six months ended June 30, 2019, the calculation of diluted earnings (loss) per share excluded 1,990,099 and 1,850,850 of share-based awards, as the effect on the calculation would have been anti-dilutive.

New Accounting Pronouncements
Adoption of New Accounting Standards
Income Taxes — In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The ASU allows certain simplifications in the annual effective tax rate computations, which did not have a material effect on the financial statements. The Company early adopted this ASU on a prospective basis beginning January 1, 2020.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

Retirement benefits — In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The new standard (i) requires the removal of disclosures that are no longer considered cost beneficial; (ii) clarifies specific requirements of certain disclosures; and (iii) adds new disclosure requirements, including reasons for significant gains and losses related to changes in the benefit obligation. The amendments in this update are effective for fiscal years ending after December 15, 2020. The Company will adopt the enhanced disclosures in the consolidated financial statements for the year ending December 31, 2020.

3. Acquisitions and Divestitures

Öhlins Intressenter AB Acquisition
On January 10, 2019, the Company completed the acquisition of a 90.5% ownership interest in Öhlins Intressenter AB (“Öhlins”, the “Öhlins Acquisition”), a Swedish technology company that develops premium suspension systems and components for the automotive and motorsport industries for a purchase price of $162 million (including $4 million of cash acquired). The remaining 9.5% ownership interest in Öhlins was retained by Köhlin. Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins Acquisition to sell the KÖ Interest to the Company. Refer to Note 2, Summary of Significant Accounting Policies, for further information on the KÖ Interest.

Pro Forma Results
Pro forma results of operations have not been presented because the effects of the Öhlins Acquisition were not material to the Company’s condensed consolidated results of operations.

Assets Held for Sale
As the Company continues to rationalize its product portfolio and focus on core production lines, the Company has classified a non-core business in the Motorparts segment as held for sale. At June 30, 2020, expected proceeds from a sale would be approximately $16 million, which is representative of its fair value. The related assets and liabilities were classified as held for sale at June 30, 2020 and December 31, 2019. The sale is expected to occur within the next twelve months.

The related assets and liabilities for this non-core business are classified as held for sale at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Assets
Receivables	$3	$5
Inventories	7	8
Other current assets	2	1
Long-lived assets	16	18
Goodwill	3	4
Impairment on carrying value	(7)	(8)
Total assets held for sale	$24	$28
Liabilities
Accounts payable	$2	$4
Accrued liabilities	2	2
Total liabilities held for sale	$4	$6

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Additionally, during the three months ended June 30, 2020, the Company identified approximately $16 million of property, plant, and equipment, primarily land and buildings and non-core machinery and equipment, and $2 million of related liabilities across multiple segments that are expected be sold in the next twelve months. The related assets and liabilities have been classified as held for sale at June 30, 2020 and are not included in the table above. The Company recognized a non-cash impairment charge of $1 million during the three and six months ended June 30, 2020 related to these assets held for sale.

The assets and liabilities held for sale are recorded in prepayments and other current assets and accrued expenses and other current liabilities in the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019.

On March 1, 2019, in accordance with a stock and asset purchase agreement, the Company sold certain assets and liabilities related to a non-core business, and received sale proceeds of $22 million, subject to customary working capital adjustments, in the six months ended June 30, 2019.

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

For the three and six months ended June 30, 2020 and 2019, restructuring charges, net and asset impairments by segment are as follows:

	Three Months Ended June 30, 2020
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$22	$36	$18	$15	$1	$92

Asset impairments related to restructuring actions	—	3	—	25	—	28
Other non-restructuring asset impairments	—	—	—	—	1	1
Impairment of assets held for sale	—	1	—	(1)	—	—
Total asset impairment charges	—	4	—	24	1	29
Total restructuring charges, net and asset impairments	$22	$40	$18	$39	$2	$121

	Three Months Ended June 30, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$14	$17	$10	$6	$—	$47
Other non-restructuring asset impairments	1	—	—	1	—	2
Total restructuring charges, net and asset impairments	$15	$17	$10	$7	$—	$49

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Six Months Ended June 30, 2020
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$22	$37	$24	$17	$5	$105

Asset impairments related to restructuring actions	—	3	—	25	—	28
Other non-restructuring asset impairments	—	—	455	—	17	472
Impairment of assets held for sale	—	1	—	(1)	—	—
Total asset impairment charges	—	4	455	24	17	500
Total restructuring charges, net and asset impairments	$22	$41	$479	$41	$22	$605

	Six Months Ended June 30, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$19	$18	$15	$10	$1	$63
Other non-restructuring asset impairments	1	—	—	1	—	2
Total restructuring charges, net and asset impairments	$20	$18	$15	$11	$1	$65

Severance and other charges, net
Severance and other charges, net for the three and six months ended June 30, 2020 include the following actions:

•
In conjunction with the Company's previously announced Project Accelerate, and in response to the COVID-19 global pandemic, the Company is executing global headcount reductions, subject to negotiation with works councils in certain jurisdictions. The Company began implementing these actions during the second quarter of 2020 and expects to complete them during 2021. During the three and six months ended June 30, 2020, the Company recognized a charge of $25 million in connection with the cash severance costs expected to be paid in connections with these actions.

•
In addition to the actions above, the Company initiated several other cost reduction initiatives across all segments and regions aimed at optimizing the Company's cost structure. During the three and six months ended June 30, 2020, the Company recognized cash severance charges of $32 million expected to be paid under these programs.

•
During the three and six months ended June 30, 2020, the Powertrain segment incurred $20 million in restructuring and other costs, of which $16 million is related to plant relocations and closures, and $4 million is related to a cost reduction program in one of its product lines.

•
During the three and six months ended June 30, 2020, the Company incurred $4 million and $10 million in restructuring and other costs related to previously announced plant relocation and closures within its Ride Performance segment.

•
Beginning in the third quarter of 2020, the Motorparts segment will initiate a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers; as discussed in Note 1, Description of Business. During the three and six months ended June 30, 2020, the Motorparts segment recognized $4 million in restructuring charges related to cash severance expected to be paid in connection with these actions. In addition, the Motorparts segment also recognized charges during the three and six months ended June 30, 2020 of $3 million in connection with an infrastructure cost reduction program in one of its regions.

•	The Company also incurred $4 million in cash severance costs for the elimination of certain redundant positions within its corporate component in the six months ended June 30, 2020.

On June 30, 2020, the Company approved a voluntary termination program within the Powertrain segment at one of its European bearings plants aimed at reducing headcount, as negotiated with the works council and union. The Company anticipates implementing headcount reductions during 2020 and continuing into 2021 through a voluntary early retirement program and a voluntary special termination program. Restructuring and related charges are expected to be incurred in the second half of 2020 and 2021 aggregate to approximately $31 million. The charges are expected to be comprised of approximately $10 million for postemployment benefits, including an early retirement program and $21 million of special termination benefits. In addition, the Company expects to incur additional costs of approximately $2 million for customer validation, equipment transfer, and related expenditures.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

During the three and six months ended June 30, 2019, the Company incurred $3 million and $9 million in restructuring and related costs and reduced previously recorded estimates by $2 million related to a restructuring plan designed to achieve a portion of the synergies the Company anticipated achieving in connection with the Federal-Mogul Acquisition. Pursuant to the plan, the Company reduced its headcount globally across all segments. During the three and six months ended June 30, 2019, the Ride Performance segment incurred $5 million and $8 million in restructuring and other costs related to plant relocations and closures.

Restructuring reserve rollforward
Amounts related to activities that were charged to restructuring reserves by reportable segments are as follows:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance at December 31, 2019	$23	$30	$23	$16	$92	$9	$101
Provisions	—	2	7	2	11	4	15
Revisions to estimates	—	(1)	(1)	—	(2)	—	(2)
Payments	(4)	(4)	(9)	(4)	(21)	(9)	(30)
Foreign currency	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2020	19	27	19	14	79	4	83
Provisions	24	36	18	17	95	1	96
Revisions to estimates	(2)	—	—	(2)	(4)	—	(4)
Payments	(6)	(6)	(17)	(5)	(34)	(1)	(35)
Balance at June 30, 2020	$35	$57	$20	$24	$136	$4	$140

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance at December 31, 2018	$17	$15	$25	$43	$100	$3	$103
Provisions	5	1	5	4	15	1	16
Payments	(6)	(3)	(5)	(14)	(28)	(2)	(30)
Balance at March 31, 2019	16	13	25	33	87	2	89
Provisions	14	17	10	8	49	—	49
Revisions to estimates	—	—	—	(2)	(2)	—	(2)
Payments	(2)	(4)	(7)	(7)	(20)	(1)	(21)
Balance at June 30, 2019	$28	$26	$28	$32	$114	$1	$115

The following table provides a summary of the Company's restructuring liabilities and related activity for each type of exit costs:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Employee Costs	Facility Closure and Other Costs	Total	Employee Costs	Facility Closure and Other Costs	Total
Balance at beginning of period	$97	$4	$101	$98	$5	$103
Provisions	10	5	15	11	5	16
Revisions to estimates	(2)	—	(2)	—	—	—
Payments	(23)	(7)	(30)	(25)	(5)	(30)
Foreign currency	(1)	—	(1)	—	—	—
Balance at March 31	81	2	83	84	5	89
Provisions	90	6	96	44	5	49
Revisions to estimates	(4)	—	(4)	(2)	—	(2)
Payments	(31)	(4)	(35)	(16)	(5)	(21)
Balance at end of period	$136	$4	$140	$110	$5	$115

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Asset impairments
During the three and six months ended June 30, 2020, as a result of the actions in the Motorparts segment discussed above, asset impairment charges of $25 million were recognized which included $16 million related to the write-down of property, plant, and equipment to its fair value, and $9 million of impairment charge to its operating lease right-of-use assets. Refer to Note 1, Description of Business, for additional information.

During the three and six months ended June 30, 2020, the Powertrain segment incurred $3 million in asset impairment charges in connection with its plant relocation and closure actions.

Refer to Note 3, Acquisitions and Divestitures, for additional information on impairments of assets held for sale.

The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. During the first quarter of 2020, the Company concluded impairment triggers had occurred for certain long-lived asset groups in the Ride Performance segment as a result of the effects of the COVID-19 global pandemic on the Company's projected financial information. Accordingly, the Company tested these long-lived asset groups for recoverability by performing undiscounted cash flow analyses. Based on these analyses, the net carrying values of these asset groups exceeded their undiscounted future cash flows. As such, the Company estimated the fair values of these asset groups at March 31, 2020 and compared them to their carrying values. As the net carrying values of these long-lived asset groups exceeded their fair values, the Company recorded long-lived asset impairment charges for property, plant, and equipment of $455 million during the six months ended June 30, 2020. Refer to Note 9, Fair Value for additional information on the fair value estimates used in these analyses.

As a result of changes in the business, the Company assessed and concluded an impairment trigger had occurred for certain long-lived asset groups in its corporate component. Accordingly, the Company tested these long-lived asset groups for recoverability. The Company estimated the fair value of these asset groups and compared it to the carrying value. As the net carrying value exceeded fair value, the Company recorded long-lived asset impairment charges of $1 million and $17 million during the three and six months ended June 30, 2020. Included in the asset impairment charges for the six months ended June 30, 2020 are $11 million related to property, plant, and equipment and $6 million related to operating lease right-of-use assets.

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

5. Inventories

At June 30, 2020 and December 31, 2019, inventory consists of the following:

	June 30, 2020	December 31, 2019
Finished goods	$728	$1,027
Work in process	427	460
Raw materials	400	408
Materials and supplies	101	104
	$1,656	$1,999

6. Goodwill and Other Intangible Assets

During the three months ended June 30, 2020, the Company performed a review of potential triggering events, and concluded no events indicated it was more likely than not that the fair values of its reporting units had declined to below their carrying values. There are many uncertainties regarding the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows. As a result, if there is an adverse change to the Company’s projected financial information, due to business performance or market conditions, this may be indicative that the fair value of its reporting units have declined below their carrying values, which may result in non-cash goodwill or intangible asset impairment charges in a future period.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

During the first quarter of 2020, the Company concluded it was more likely than not that the fair values of certain of its reporting units and its indefinite-lived intangible assets had declined to below their carrying values as a result of the effects of the COVID-19 global pandemic on the Company's projected financial information. The Company completed a goodwill impairment analysis for four of its reporting units with goodwill in the Powertrain, Motorparts, and Ride Performance segments. The difference between the reporting units' carrying values and fair values were recognized as impairment charges. The Company recognized $267 million in non-cash impairment charges related to its goodwill during the six months ended June 30, 2020, which represented full impairments of the goodwill in one reporting unit in the Powertrain segment and one reporting unit in the Ride Performance segment, and partial impairments of goodwill in one reporting unit in the Powertrain segment and one reporting unit in the Motorparts segment.

During the first quarter of 2020, the Company also completed an analysis to determine the fair value of its trade names and trademarks for its reporting units in the Ride Performance and Motorparts segments. It was determined their carrying values exceeded their fair values and the Company recognized $51 million in non-cash impairment charges related to these indefinite-lived intangible assets during the six months ended June 30, 2020, which represented a full impairment of the trade names and trademarks in one of the reporting units in the Motorparts segment, and a partial impairment of the trade names and trademarks in one of the reporting units in the Ride Performance segment and one of the reporting units in the Motorparts segment.

As discussed in more details in Note 4, Restructuring Charges, Net and Asset Impairments, the Company concluded impairment triggers had occurred for certain long-lived asset groups within the Ride Performance segment. As a result, the Company recorded non-cash impairment charges of $65 million related to its definite-lived intangible assets during the three months ended March 31, 2020, which represented full impairments of the definite-lived intangible assets in these two reporting units.

Impairment charges for goodwill and intangible assets recognized by segment during the six months ended June 30, 2020 consist of the following:

	Six Months Ended June 30, 2020
	Powertrain	Ride Performance	Motorparts	Total
Goodwill impairment charges	$160	$37	$70	$267
Trade names and trademarks intangible asset impairment charges	—	11	40	51
Definite-lived intangible asset impairment charges	—	65	—	65
	$160	$113	$110	$383

The following table shows a summary of the number of reporting units with goodwill in each segment and whether or not the reporting unit's fair value exceeds its carrying value by more or less than 10% based on each respective reporting units most recent goodwill impairment analysis:

	Segments
	Clean Air	Powertrain	Ride Performance	Motorparts
Number of reporting units with goodwill	3	1	1	1

Number of reporting units where fair value exceeds carrying value:
Greater than 10%	3	—	1	—
Less than 10%	—	1	—	1

Goodwill for reporting units where fair value exceeds carrying value:
Greater than 10%	$22	$—	$7	$—
Less than 10%	—	165	—	311
	$22	$165	$7	$311

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

At June 30, 2020 and December 31, 2019, goodwill consists of the following:

	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Gross carrying amount at December 31, 2019	$22	$343	$259	$620	$1,244
Foreign exchange	—	—	(3)	—	(3)
Gross carrying amount at March 31, 2020	22	343	256	620	1,241
Foreign exchange	—	—	3	—	3
Gross carrying amount at June 30, 2020	22	343	259	620	1,244

Accumulated impairment loss at December 31, 2019	—	(18)	(212)	(239)	(469)
Impairment	—	(160)	(37)	(70)	(267)
Accumulated impairment loss at March 31, 2020	—	(178)	(249)	(309)	(736)
Foreign exchange	—	—	(3)	—	(3)
Accumulated impairment loss at June 30, 2020	—	(178)	(252)	(309)	(739)

Net carrying value at end of period	$22	$165	$7	$311	$505

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

At June 30, 2020 and December 31, 2019, the Company's intangible assets consist of the following:

		June 30, 2020			December 31, 2019
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10 years	$988	$(233)	$755	$988	$(123)	$865
Customer contract	10 years	8	(6)	2	8	(6)	2
Patents	10 to 17 years	1	(1)	—	1	(1)	—
Technology rights	10 to 30 years	133	(44)	89	133	(37)	96
Packaged kits know-how	10 years	54	(9)	45	54	(7)	47
Catalogs	10 years	47	(8)	39	47	(6)	41
Licensing agreements	3 to 5 years	63	(27)	36	63	(18)	45
Land use rights	28 to 46 years	46	(4)	42	47	(3)	44
		1,340	(332)	1,008	1,341	(201)	1,140
Indefinite-lived intangible assets:
Trade names and trademarks				231			282
Total				$1,239			$1,422

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The amortization expense associated with definite-lived intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense	$32	$33	$66	$68

The expected future amortization expense for the Company's definite-lived intangible assets is as follows:

	2020	2021	2022	2023	2024	2025 and thereafter	Total
Expected amortization expense	$66	$127	$124	$121	$113	$457	$1,008

7. Investment in Nonconsolidated Affiliates

The Company's ownership interest in affiliates accounted for under the equity method is as follows:

	June 30, 2020	December 31, 2019
Anqing TP Goetze Piston Ring Company Limited (China)	35.7%	35.7%
Anqing TP Powder Metallurgy Co., Ltd (China)	20.0%	20.0%
Dongsuh Federal-Mogul Industrial Co. Ltd. (Korea)	50.0%	50.0%
Farloc Argentina SAIC Y F (Argentina)	23.9%	23.9%
Federal-Mogul Powertrain Otomotiv A.S. (Turkey)	50.0%	50.0%
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti. (Turkey)	25.0%	25.0%
Federal-Mogul TP Liners, Inc. (USA)	46.0%	46.0%
Frenos Hidraulicos Automotrices, S.A. de C.V. (Mexico)	49.0%	49.0%
JURID do Brasil Sistemas Automotivos Ltda. (Brazil)	19.9%	19.9%
KB Autosys Co., Ltd. (Korea)	33.6%	33.6%
Montagewerk Abgastechnik Emden GmbH (Germany)	50.0%	50.0%

The Company's investments in its nonconsolidated affiliates at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Investments in nonconsolidated affiliates	$513	$518

The carrying amount of the Company's investments in its nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $263 million and $251 million at June 30, 2020 and December 31, 2019.

The following table represents the activity from the Company's investments in its nonconsolidated affiliates for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$4	$17	$17	$33
Cash dividends received from nonconsolidated affiliates	$5	$12	$18	$27

During the six months ended June 30, 2019, the Company made adjustments in the measurement period to the preliminary purchase price allocation for the Federal-Mogul Acquisition which resulted in a reduction to the fair value of its investments in nonconsolidated affiliates of $15 million.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following tables present summarized aggregated financial information of the Company's nonconsolidated affiliates for the three and six months ended June 30, 2020 and 2019. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company's proportionate share:

	Three Months Ended June 30, 2020
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$24	$11	$41	$76
Gross profit	$6	$5	$6	$17
Income from continuing operations	$4	$4	$2	$10
Net income	$5	$4	$2	$11

	Three Months Ended June 30, 2019
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$85	$39	$120	$244
Gross profit	$22	$10	$23	$55
Income from continuing operations	$17	$9	$11	$37
Net income	$21	$9	$11	$41

	Six Months Ended June 30, 2020
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$120	$41	$146	$307
Gross profit	$32	$11	$26	$69
Income from continuing operations	$27	$11	$11	$49
Net income	$23	$10	$8	$41

	Six Months Ended June 30, 2019
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$176	$78	$245	$499
Gross profit	$43	$26	$46	$115
Income from continuing operations	$36	$20	$24	$80
Net income	$39	$18	$22	$79

Refer to Note 17, Related Party Transactions, for additional information on balances and transactions with equity method investments.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Market Risks
Foreign Currency Exchange Rate Risk
The Company manufactures and sells its products in North America, South America, Asia, Europe, and Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency exchange rate risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the U.S. dollar, euro, British pound, Polish zloty, Singapore dollar, Thailand bhat, South African rand, Mexican peso, and Canadian dollar.

Concentrations of Credit Risk
Financial instruments including cash equivalents and derivative contracts expose the Company to counterparty credit risk for non-performance. The Company's counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company's requirement of high credit standing. The Company's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company's concentration of credit risk related to derivative contracts at June 30, 2020 and December 31, 2019 is not material.

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

Derivative Instruments
Foreign Currency Forward Contracts
The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing its foreign currency exposures, the Company identifies and aggregates existing offsetting positions and then hedges residual exposures through third-party derivative contracts. The gains or losses on these contracts are recognized as foreign currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign currency forward contracts is recorded in prepayments and other current assets or accrued expenses and other current liabilities in the condensed consolidated balance sheets. The fair value of these derivative instruments is not considered material to the condensed consolidated financial statements, refer to Note 9, Fair Value for additional information.

The following table summarizes by position the notional amounts for foreign currency forward contracts at June 30, 2020 (all of which mature in 2020):

Notional Amount
Long positions	$54
Short positions	$(54)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Cash-Settled Share and Index Swap Transactions
The Company selectively uses swaps to reduce market risk associated with its deferred compensation liabilities, which increase as the Company's stock price increases and decrease as the Company's stock price decreases. The Company has entered into a cash-settled share swap agreement that moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. At June 30, 2020, the Company hedged its deferred compensation liability related to approximately 1,350,000 common share equivalents, an increase of 750,000 common share equivalents from December 31, 2019. In the first quarter of 2020, the Company entered into an S&P 500 index fund ETF swap agreement to further reduce its market risk, which will act as a natural hedge offsetting an equivalent amount of indexed investments in the Company's deferred compensation plans. The fair value of these swap agreements is recorded in prepayments and other current assets or accrued expenses and other current liabilities in the condensed consolidated balance sheets. The fair value of these derivative instruments is not considered material to the condensed consolidated financial statements, refer to Note 9, Fair Value for additional information.

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

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI or OCL”) and makes regular reclassifying adjustments into cost of sales within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $16 million and $19 million at June 30, 2020 and December 31, 2019. Substantially all of the commodity price hedge contracts mature within one year.

Net Investment Hedge — Foreign Currency Borrowings — The Company has foreign currency denominated debt, €782 million of which was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company. Changes to its carrying value are included in the condensed consolidated statements of changes in shareholders' equity in the foreign currency translation component of OCL and offset against the translation adjustment on the underlying net assets of those foreign subsidiaries and affiliates, which are also recorded in OCL. The Company’s debt instruments are discussed further in Note 10, Debt and Other Financing Arrangements.

The following table is a summary of the carrying value of derivative and non-derivative instruments designated as hedges at June 30, 2020 and December 31, 2019:

		Carrying Value
	Balance sheet classification	June 30, 2020	December 31, 2019
Commodity price hedge contracts designated as cash flow hedges	Prepayments and other current assets	$1	$—
Foreign currency borrowings designated as net investment hedges	Long-term debt	$878	$850

The following table represents the amount of gain (loss) recognized in accumulated other comprehensive income (loss) before any reclassifications into net income (loss) for derivative and non-derivative instruments designated as hedges for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commodity price hedge contracts designated as cash flow hedges	$5	$(3)	$2	$1
Foreign currency borrowings designated as net investment hedges	$(16)	$(12)	$(2)	$7

The Company estimates approximately $1 million included in accumulated OCI or OCL at June 30, 2020 will be reclassified into net income (loss) within the following twelve months. Refer to Note 15, Shareholders' Equity for further information.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities included in the Company's condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 that are recognized at fair value on a recurring basis and indicate the fair value hierarchy utilized to determine such fair values:

		June 30, 2020		December 31, 2019
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative asset (liability) instruments:
Swap agreements	Level 2	$1	$1	$(1)	$(1)
Commodity contracts	Level 2	$1	$1	$—	$—

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

Commodity Contracts and Foreign Currency Contracts
The Company calculates the fair value of its commodity contracts and foreign currency contracts using commodity forward rates and currency forward rates, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at June 30, 2020 and December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to items measured at fair value on a recurring basis, assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets which may be written down to fair value as a result of impairment.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. During the first quarter of 2020, the Company concluded certain impairment triggers had occurred for certain long-lived asset groups as a result of the effects of the COVID-19 global pandemic on the Company's projected financial information. After failing the undiscounted cash flow recoverability test, the Company estimated the fair values of these long-lived asset groups and compared them to their net carrying values. The fair value measurements related to these long-lived asset groups rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets, as observable inputs are not available (level 3). To determine the fair value of the long-lived asset groups, the Company utilized an asset-based approach. The Company believes the assumptions and estimates used to determine the estimated fair values of the long-lived asset groups are reasonable; however, these estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value differences in assumptions could have a material effect on the results of the analyses.

As the net carrying values of the long-lived asset groups exceeded their fair values, the Company recorded long-lived asset impairment charges consisting of $65 million of definite-lived intangible assets and $455 million of property, plant, and equipment, during the six months ended June 30, 2020. Refer to Note 4, Restructuring Charges, Net and Asset Impairments for additional information on asset impairments and refer to Note 6, Goodwill and Other Intangible Assets, for additional information on the definite-lived intangible asset impairments.

Goodwill and Indefinite-Lived Intangible Assets
The Company evaluates the carrying value of its goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of each year, or more frequently if events or circumstances indicate these assets might be impaired. During the first quarter of 2020, the Company concluded it was more likely than not that the fair values of certain of its reporting units and its indefinite-lived intangible assets had declined to below their carrying values as a result of the effects of the COVID-19 global pandemic on the Company's projected financial information. The Company completed analyses to estimate the fair values of these reporting units and its trade names and trademarks. These fair value measurements require the Company to make significant assumptions and estimates about the (i) projected operating margins, (ii) revenue growth rate, and (iii) discount rate, which is risk-adjusted based on the aforementioned items, as observable inputs are not available (level 3). The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable; however, these estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value, differences in assumptions could have a material effect on the results of the analyses.

During the first quarter of 2020, it was determined the carrying values of certain reporting units, and the Company's trade names and trademarks exceeded their fair values. As result, the Company recognized $267 million in non-cash impairment charges related to its goodwill and $51 million in non-cash impairment charges related to its indefinite-lived intangible assets during the six months ended June 30, 2020. Refer to Note 6, Goodwill and Other Intangible Assets, for additional information on the goodwill and indefinite-lived intangible asset impairments.

During the first quarter of 2019, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. Refer to Note 6, Goodwill and Other Intangible Assets, for additional information on the goodwill impairment recognized in the six months ended June 30, 2019.

Financial Instruments Not Carried at Fair Value
The estimated fair value of the Company's outstanding debt is as follows:

		June 30, 2020		December 31, 2019
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$5,121	$4,641	$5,179	$5,113

The fair value of the Company's public senior notes and private borrowings under its senior credit facility is based on observable inputs, and its borrowings on the revolving credit facility approximate fair value. The Company also had $169 million and $192 million at June 30, 2020 and December 31, 2019 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

10. Debt and Other Financing Arrangements

Long-Term Debt
A summary of the Company's long-term debt obligations at June 30, 2020 and December 31, 2019 is set forth in the following table:

	June 30, 2020		December 31, 2019
	Principal	Carrying Amount (a)	Principal	Carrying Amount (a)
Credit Facilities
Revolver Borrowings
Due 2023	$1,500	$1,500	$183	$183
Term Loans
LIBOR plus 2.00% Term Loan A due 2019 through 2023(b)	1,572	1,561	1,615	1,608
LIBOR plus 3.00% Term Loan B due 2019 through 2025	1,675	1,614	1,683	1,623
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	223	225	222
$500 million of 5.000% Senior Notes due 2026	500	494	500	494
Senior Secured Notes
€415 million 4.875% Euro Fixed Rate Notes due 2022	466	477	465	479
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024	337	340	336	340
€350 million of 5.000% Euro Fixed Rate Notes due 2024	393	412	392	413
Other debt, primarily foreign instruments	13	12	14	13
		6,633		5,375
Less - maturities classified as current		4		4
Total long-term debt		$6,629		$5,371

(a)
Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $80 million and $76 million at June 30, 2020 and December 31, 2019. Total unamortized debt (premium) discount, net was $(32) million and $(37) million at June 30, 2020 and December 31, 2019.

(b)	The interest rate on Term Loan A at December 31, 2019 was LIBOR plus 1.75%.

Short-Term Debt
The Company's short-term debt at June 30, 2020 and December 31, 2019 consists of the following:

	June 30,	December 31,
	2020	2019
Maturities classified as current	$4	$4
Short-term borrowings(a)	157	179
Bank overdrafts	61	2
Total short-term debt	$222	$185

(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Amortization of debt issuance costs and original issue discounts (premiums)
Interest expense associated with the amortization of the debt issuance costs and original issue discounts (premiums) recognized in the Company's condensed consolidated statements of income (loss) for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of debt issuance fees	$5	$4	$10	$9
Accretion of debt premium	$(2)	$—	$(6)	$(6)

Included in the table above is the amortization of debt issuance costs on the revolver of $1 million in both the three months ended June 30, 2020 and 2019, and $3 million and $2 million in the six months ended June 30, 2020 and 2019. The unamortized debt issuance costs related to the revolver is included in other assets in the condensed consolidated balance sheets.

Credit Facilities
Financing Arrangements
The table below shows the Company's borrowing capacity on committed credit facilities at June 30, 2020:

	Committed Credit Facilities at June 30, 2020
	Term	Available(b)
		(in billions)
Tenneco Inc. revolving credit facility (a)	2023	$—
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2020 - 2028	—
		$—

(a)	The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit facility.

The Company also had $65 million of outstanding letters of credit under uncommitted facilities at June 30, 2020.

At June 30, 2020, the Company had liquidity of $1.4 billion comprised entirely of cash. At June 30, 2020, the Company has fully utilized its $1.5 billion revolving credit facility.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

New Credit Facility — Other Terms and Conditions — After giving effect to the Third Amendment, the Company must comply with certain less restrictive financial maintenance covenants for the revolving credit facility and the Term Loan A facility. The financial maintenance covenants are subject to several covenant reset triggers (“Covenant Reset Triggers”) that limit certain activities of the Company by implementing more restrictive affirmative and negative covenants, as more fully described below. If a Covenant Reset Trigger occurs, the financial maintenance covenants revert back to the previous financial maintenance covenants in effect immediately prior to the Third Amendment (and described above) (the “Prior Financial Covenants”). The financial maintenance covenants include (i) a requirement to have a senior secured leverage ratio (as defined in the New Credit Facility), with step-downs, as detailed in the table below; (ii) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility), with step-downs, as follows:

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

and (iii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.00 to 1 as of June 30, 2020, 1.50 to 1 through March 31, 2021, and 2.75 to 1 thereafter.

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

At June 30, 2020, the Company was in compliance with all of its financial covenants.

Other Debt
Other debt consists primarily of subsidiary debt.

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements
The Company has securitization programs for some of its accounts receivable, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Borrowings on securitization programs	$3	$4

Off-Balance Sheet Arrangements
In the Company's European and U.S. accounts receivable factoring programs, accounts receivables are transferred in their entirety to the acquiring entities and are accounted for as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring programs approximates the fair value of such receivables. Some of these programs have deferred purchase price arrangements with the banks.

The Company is the servicer of the receivables under some of these arrangements and is responsible for performing all accounts receivable administration functions. Where the Company receives a fee to service and monitor these transferred accounts receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

In the U.S and Canada, the Company participates in supply chain financing programs with certain of the Company's aftermarket customers through drafting programs.

The amount of accounts receivable outstanding and derecognized for these factoring and drafting arrangements was $0.9 billion and $1.0 billion at June 30, 2020 and December 31, 2019. In addition, the deferred purchase price receivable was $38 million and $33 million at June 30, 2020 and December 31, 2019.

Proceeds from the factoring of accounts receivable qualifying as sales and drafting programs was $0.7 billion and $1.3 billion for the three months ended June 30, 2020 and 2019 and was $1.9 billion and $2.5 billion for the six months ended June 30, 2020 and 2019.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table represents the Company's expenses associated with these arrangements for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss on sale of receivables(a)	$4	$6	$10	$14

(a) Amount is included in "Interest expense" in the condensed consolidated statements of income (loss).

These programs provide the Company with access to cash at costs that are generally favorable to alternative sources of financing.

11. Pension Plans, Postretirement and Other Employee Benefits

The Company sponsors several defined benefit pension plans ("Pension Benefits") and health care and life insurance benefits ("Other Postretirement Benefits" or "OPEB") for certain employees and retirees around the world.

Components of net periodic benefit cost (credit) for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	2020	2019
Service cost	$1	$6	$—	$6	$—	$—
Interest cost	10	5	14	5	3	4
Expected return on plan assets	(16)	(4)	(17)	(4)	—	—
Net amortization:
Actuarial loss	1	2	1	2	—	1
Prior service cost (credit)	—	—	—	—	(2)	(2)
Net pension and postretirement costs (credits)	$(4)	$9	$(2)	$9	$1	$3

	Six Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	2020	2019
Service cost	$1	$12	$1	$12	$—	$—
Interest cost	20	9	27	12	5	7
Expected return on plan assets	(32)	(8)	(34)	(9)	—	—
Net amortization:
Actuarial loss	3	4	2	3	1	2
Prior service cost (credit)	—	—	—	—	(4)	(4)
Net pension and postretirement costs (credits)	$(8)	$17	$(4)	$18	$2	$5

12. Income Taxes

For interim tax reporting, the Company estimates its annual effective tax rate and applies it to year-to-date ordinary income. Jurisdictions where no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The effect of including these jurisdictions on the quarterly effective tax rate calculation could result in a higher or lower effective tax rate during a quarter due to the mix and timing of actual earnings versus annual projections. The tax effects of certain items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

For the three months ended June 30, 2020, the Company recorded income tax benefit of $101 million on loss from continuing operations before income taxes of $441 million. This compares to income tax expense of $14 million on income from continuing operations of $59 million in the three months ended June 30, 2019.

For the six months ended June 30, 2020, the Company recorded income tax benefit of $195 million on loss from continuing operations before income taxes of $1.4 billion. This compares to income tax expense of $14 million on loss from continuing operations before income taxes of $46 million in the same period of 2019.

Income tax benefit for the three months ended June 30, 2020 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates higher than the U.S. statutory tax rate and pre-tax losses with no tax benefit.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Income tax benefit for the six months ended June 30, 2020 differs from the U.S. statutory rate due primarily to $111 million of tax benefit recognized related to asset impairment charges of $883 million, pre-tax income taxed at rates higher than the U.S. statutory tax rate, and pre-tax losses with no tax benefit.

Income tax expense for the three and six months ended June 30, 2019 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates higher than the U.S. statutory rate and pre-tax losses with no tax benefit.

The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. There are many uncertainties regarding the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows. As a result, if there is an adverse change to the Company’s business performance or the market conditions in which it operates, it is reasonably possible there may be sufficient negative evidence for a valuation allowance to be recorded in the next twelve months. This may result in a one-time charge to income tax expense of up to $595 million, primarily related to the U.S., China, France, Poland, and Spain.

The Company believes it is reasonably possible up to $51 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

After considering the effect of COVID-19 on the 2020 forecast, the Company is not projecting sufficient income to utilize its 2011 and 2012 foreign tax credit carryforwards of $29 million and $21 million. The Company has certain U.S. reserves that provide positive evidence these foreign tax credits would be utilized in the event of an assessment by the U.S. tax authorities; therefore, it has netted the foreign tax credit carryforward deferred tax assets with its uncertain tax position liability on the condensed consolidated balance sheets. Should the 2011 and 2012 foreign tax credit carryforwards expire without utilization, the foreign tax credit carryforward deferred tax assets would be written off with a charge to income tax expense.
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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. At June 30, 2020, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company's estimated share of environmental remediation costs for all these sites is recognized in the condensed consolidated balance sheets on a discounted basis and the amounts at June 30, 2020 and December 31, 2019 are as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	June 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$9	$8
Deferred credits and other liabilities	26	28
	$35	$36

For those locations where the liability was discounted, the weighted average discount rate used was 0.45% and 1.30% at June 30, 2020 and December 31, 2019.

The Company's expected payments for environmental remediation costs for non-indemnified locations are estimated to be approximately:

	2020	2021	2022	2023	2024	2025 and thereafter
Expected payments	$5	$4	$2	$2	$2	$15

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

Additionally, in February 2018, the Company settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against the Company in the United States. Based upon those earlier developments, including settlement discussions, the Company established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve its antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $109 million has been paid through June 30, 2020, which included $30 million paid in the six months ended June 30, 2020 from amounts that were included in the reserve. In connection with the resolution of certain claims, $9 million was released from the reserve in the third quarter of 2019. At June 30, 2020, the reserve was $14 million, of which $2 million was recorded in accrued expenses and other current liabilities and $12 million was recorded in deferred credits and other liabilities in the Company's condensed consolidated balance sheets. While the Company, including its Federal-Mogul subsidiaries, continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by the Company, and the Company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

While the Company vigorously defends itself against all of these legal proceedings, claims and investigations and take other actions to minimize its potential exposure, in future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including the Company's assessment of the merits of the particular claim, the Company does not expect the legal proceedings, claims or investigations currently pending against it will have any material adverse effect on its annual consolidated financial position, results of operations or liquidity.

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

The Company's ARO liabilities at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$3	$3
Deferred credits and other liabilities	12	13
	$15	$16

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following represents the changes in the Company's warranty accrual for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$51	$48	$54	$45
Accruals related to product warranties	1	16	4	21
Reductions for payments made	(1)	(11)	(7)	(13)
Foreign currency	(1)	—	(1)	—
Balance at end of period	$50	$53	$50	$53

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

14. Share-Based Compensation

Share-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of income (loss). Total share-based compensation expense (benefit) for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash-settled share-based compensation expense (benefit)	$1	$1	$1	$—
Share-settled share-based compensation expense (benefit)	7	6	9	13
	$8	$7	$10	$13

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

At June 30, 2020, approximately $5 million of total unrecognized compensation costs is expected to be recognized on the cash-settled RSU's over a weighted average period of approximately 3 years.

Share-Settled Awards
The Company has granted restricted stock, RSUs, and performance share units ("PSUs") to its directors and certain key employees that are payable in common stock. These awards are settled in shares upon vesting and recognized in equity based on their fair value.

The following table reflects the status of all nonvested restricted shares, share-settled RSUs, and PSUs for the six months ended June 30, 2020:

	Restricted Stock		Share-Settled RSUs		PSUs
	Shares	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	35,630	$63.27	1,125,346	$37.91	806,233	$34.12
Granted	169,781	9.15	1,511,307	7.83	6,654	12.26
Vested	(200,223)	40.69	(289,074)	41.39	—	—
Forfeited	(1,781)	58.01	(339,120)	34.93	(264,471)	28.91
Nonvested balance at end of period	3,407	$59.87	2,008,459	$27.60	548,416	$36.15

At June 30, 2020, approximately $27 million of total unrecognized compensation costs is expected to be recognized on the share-settled awards over a weighted average period of approximately 2 years.

15. Shareholders' Equity

Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A Common Stock at June 30, 2020 and December 31, 2019. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Common Stock at June 30, 2020 and December 31, 2019.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Total common stock outstanding and changes in common stock issued are as follows:

	Six Months Ended June 30,
	Class A Common Stock		Class B Common Stock
	2020	2019	2020	2019
Shares issued at beginning of period	71,727,061	71,675,379	23,793,669	23,793,669
Issuance (repurchased) pursuant to benefit plans	458,855	123,216	—	—
Restricted stock forfeited and withheld for taxes	(124,440)	(60,081)	—	—
Stock options exercised	—	8,438	—	—
Class B common stock converted to Class A common stock	3,485,215	—	(3,485,215)	—
Shares issued at end of period	75,546,691	71,746,952	20,308,454	23,793,669

Treasury stock	14,592,888	14,592,888	—	—
Total shares outstanding	60,953,803	57,154,064	20,308,454	23,793,669

Class B Common Stock Conversion
Effective April 1, 2020, Icahn Enterprises L.P. ("IEP") exercised its right to convert 3,485,215 shares of the Company’s Class B Common Stock into 3,485,215 shares of the Company’s Class A Common Stock. As a result, IEP holds 9,136,392 shares, or approximately 14.99%, of the Company’s outstanding Class A Common Stock and 20,308,454 shares of the Company’s outstanding Class B Common Stock.

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at both June 30, 2020 and December 31, 2019. No shares of preferred stock were issued or outstanding at those dates.

Shareholder Rights Plan
On April 15, 2020, the Company's Board of Directors approved a Section 382 Rights Plan, which will expire on the earliest to occur of (i) the close of business on the day following the certification of the voting results of the Company’s 2021 annual meeting of stockholders, if at such stockholder meeting or any other meeting of stockholders of the Company duly held prior to such meeting, a proposal to ratify the Section 382 Rights Plan has not been passed by the requisite vote of the Company’s stockholders; (ii) the date on which the Board of Directors determines in its sole discretion that (x) the Section 382 Rights Plan is no longer necessary for the preservation of material valuable tax attributes or (y) the tax attributes have been fully utilized and may no longer be carried forward; and (iii) the close of business on October 2, 2021.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The following represents the Company's changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency translation adjustments and other:
Balance at beginning of period	$(568)	$(366)	$(369)	$(395)
Other comprehensive income (loss) before reclassifications	34	(16)	(165)	11
Reclassification from other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	34	(16)	(165)	11
Income tax benefit (provision)	1	(1)	1	1
Balance at end of period	(533)	(383)	(533)	(383)

Pensions and other postretirement benefits:
Balance at beginning of period	(338)	(296)	(342)	(297)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Reclassification from other comprehensive income (loss)	1	2	4	3
Other comprehensive income (loss)	1	2	4	3
Income tax benefit (provision)	(6)	(4)	(5)	(4)
Balance at end of period	(343)	(298)	(343)	(298)

Cash flow hedge instruments:
Balance at beginning of period	(2)	4	—	—
Other comprehensive income (loss) before reclassifications	5	(3)	2	1
Reclassification from other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	5	(3)	2	1
Income tax benefit (provision)	(1)	—	—	—
Balance at end of period	2	1	2	1

Accumulated other comprehensive loss at end of period	$(874)	$(680)	$(874)	$(680)

Other comprehensive income (loss) attributable to noncontrolling interests	$7	$(1)	$(13)	$5
16. Segment Information

Tenneco consists of four operating segments: Powertrain, Clean Air, Ride Performance, and Motorparts. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as "Corporate."

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

Segment results for the three and six months ended June 30, 2020 and 2019 are as follows:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Reclass & Elims	Total
For the Three Months Ended June 30, 2020
Revenues from external customers	$1,140	$602	$336	$559	$2,637	$—	$2,637
Intersegment revenues	$3	$21	$21	$6	$51	$(51)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$2	$1	$1	$4	$—	$4
For the Three Months Ended June 30, 2019
Revenues from external customers	$1,827	$1,133	$709	$835	$4,504	$—	$4,504
Intersegment revenues	$—	$40	$38	$11	$89	$(89)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$14	$1	$2	$17	$—	$17
For the Six Months Ended June 30, 2020
Revenues from external customers	$2,685	$1,599	$924	$1,265	$6,473	$—	$6,473
Intersegment revenues	$9	$59	$50	$15	$133	$(133)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$13	$1	$3	$17	$—	$17
For the Six Months Ended June 30, 2019
Revenues from external customers	$3,606	$2,308	$1,442	$1,632	$8,988	$—	$8,988
Intersegment revenues	$—	$86	$84	$22	$192	$(192)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$27	$2	$4	$33	$—	$33

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Segment EBITDA including noncontrolling interests and the reconciliation to earnings (loss) before interest expense, income taxes, and noncontrolling interests are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
EBITDA including noncontrolling interests by segment:
Clean Air	$17	$152	$116	$283
Powertrain	(62)	100	(132)	213
Ride Performance	(70)	26	(647)	(19)
Motorparts	(52)	110	(92)	155
Total reportable segments	(167)	388	(755)	632
Corporate	(49)	(78)	(135)	(177)
Depreciation and amortization	(159)	(169)	(330)	(338)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(375)	141	(1,220)	117
Interest expense	(66)	(82)	(141)	(163)
Income tax (expense) benefit	101	(14)	195	(14)
Net income (loss)	$(340)	$45	$(1,166)	$(60)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company's key growth strategies. Certain amounts in the prior period for the Ride Performance segment have been reclassified from OE - Value add to Aftermarket to conform with the current year presentation. This reclassification affected the three and six months ended June 30, 2019 and has no effect on the previously reported totals. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended June 30, 2020
OE - Substrate	$623	$—	$—	$—	$623
OE - Value add	517	602	326	—	1,445
Aftermarket	—	—	10	559	569
Total	$1,140	$602	$336	$559	$2,637
Three Months Ended June 30, 2019
OE - Substrate	$777	$—	$—	$—	$777
OE - Value add	1,050	1,133	695	—	2,878
Aftermarket	—	—	14	835	849
Total	$1,827	$1,133	$709	$835	$4,504
Six Months Ended June 30, 2020
OE - Substrate	$1,323	$—	$—	$—	$1,323
OE - Value add	1,362	1,599	899	—	3,860
Aftermarket	—	—	25	1,265	1,290
Total	$2,685	$1,599	$924	$1,265	$6,473
Six Months Ended June 30, 2019
OE - Substrate	$1,483	$—	$—	$—	$1,483
OE - Value add	2,123	2,308	1,414	—	5,845
Aftermarket	—	—	28	1,632	1,660
Total	$3,606	$2,308	$1,442	$1,632	$8,988

	Reportable Segments
By Geography	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended June 30, 2020
North America	$335	$168	$81	$389	$973
Europe, Middle East and Africa	248	263	161	135	807
Rest of world	557	171	94	35	857
Total	$1,140	$602	$336	$559	$2,637
Three Months Ended June 30, 2019
North America	$800	$398	$228	$536	$1,962
Europe, Middle East and Africa	609	540	349	241	1,739
Rest of world	418	195	132	58	803
Total	$1,827	$1,133	$709	$835	$4,504
Six Months Ended June 30, 2020
North America	$1,039	$512	$279	$865	$2,695
Europe, Middle East and Africa	813	755	458	332	2,358
Rest of world	833	332	187	68	1,420
Total	$2,685	$1,599	$924	$1,265	$6,473
Six Months Ended June 30, 2019
North America	$1,593	$803	$460	$1,043	$3,899
Europe, Middle East and Africa	1,250	1,115	727	478	3,570
Rest of world	763	390	255	111	1,519
Total	$3,606	$2,308	$1,442	$1,632	$8,988

17. Related Party Transactions

The following table summarizes the net sales, purchases, and royalty and other income to and from related parties for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
	Net Sales	Purchases	Royalty and Other	Net Sales	Purchases	Royalty and Other
Anqing TP Goetze Piston Ring Company Limited	$1	$16	$1	$—	$15	$1
Anqing TP Powder Metallurgy Company Limited	$2	$1	$—	$1	$2	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$—	$1	$—	$2	$5	$—
Federal-Mogul Powertrain Otomotiv A.S.	$5	$17	$2	$16	$53	$1
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$1	$—	$—	$2	$—
Federal-Mogul TP Liners, Inc.	$3	$4	$—	$4	$—	$1
Frenos Hidraulicos Autos	$—	$—	$—	$1	$—	$—
Icahn Automotive Group LLC	$32	$—	$1	$47	$—	$1
Montagewerk Abgastechnik Emden GmbH	$1	$—	$—	$—	$—	$—
PSC Metals, Inc.	$1	$—	$—	$—	$—	$—

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Six Months Ended June 30,
	2020			2019
	Net Sales	Purchases	Royalty and Other	Net Sales	Purchases	Royalty and Other
Anqing TP Goetze Piston Ring Company Limited	$5	$26	$1	$—	$29	$—
Anqing TP Powder Metallurgy Company Limited	$3	$2	$—	$1	$3	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$1	$3	$—	$3	$7	$—
Federal-Mogul Powertrain Otomotiv A.S.	$17	$76	$6	$44	$112	$2
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$2	$—	$—	$5	$—
Federal-Mogul TP Liners, Inc.	$7	$16	$—	$8	$—	$1
Frenos Hidraulicos Autos	$—	$—	$—	$1	$—	$—
Icahn Automotive Group LLC	$65	$—	$2	$90	$—	$2
Montagewerk Abgastechnik Emden GmbH	$4	$—	$—	$2	$—	$—
PSC Metals, Inc.	$1	$—	$—	$1	$—	$—

The following table is a summary of amounts due to and from the Company's related parties at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Receivables	Payables and Accruals	Receivables	Payables and Accruals
Anqing TP Goetze Piston Ring Company Limited	$2	$22	$1	$26
Anqing TP Powder Metallurgy Company Limited	$1	$1	$—	$1
Dongsuh Federal-Mogul Industrial Co., Ltd.	$—	$1	$—	$2
Farloc Argentina SAIC	$—	$—	$1	$—
Federal-Mogul Powertrain Otomotiv A.S.	$8	$24	$8	$31
Federal-Mogul TP Liners, Inc.	$1	$4	$2	$7
Icahn Automotive Group LLC	$45	$8	$52	$10
Montagewerk Abgastechnik Emden GmbH	$3	$—	$1	$—

Refer to Note 7, Investment in Nonconsolidated Affiliates, for further information for companies within the tables above that represent equity method investments.

Amounts presented as Icahn Automotive Group LLC represent the Company's activities with Auto Plus and Pep Boys.

As part of the Federal-Mogul Acquisition, the Company acquired a redeemable noncontrolling interest related to a subsidiary in India. In accordance with local regulations, the Company initiated a process to make a tender offer of the shares it did not own due to the change in control triggered by the Federal-Mogul Acquisition. The Company entered into separate agreements with IEP subsequent to the purchase agreement whereby IEP agreed to fund and execute the tender offer for the shares on behalf of the Company. During the first quarter of 2020, the tender offer for the shares was completed. Since the transaction was funded and executed by IEP, the completion of the tender offer resulted in an adjustment to additional paid-in capital during the six months ended June 30, 2020. Immediately following the completion of the tender offer, the shares of this noncontrolling interest not owned by the Company were no longer redeemable, or probable of becoming redeemable; therefore, the noncontrolling interest was reclassified from temporary equity to permanent equity during the six months ended June 30, 2020. Refer to Note 2, Summary of Significant Accounting Policies, for further information on this noncontrolling interest.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Tenneco", the "Company", "we", "us", and "our" refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of June 30, 2020 financial results are to June 30, 2019 financial results.

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

Tenneco consists of four operating segments, Clean Air, Powertrain, Ride Performance, and Motorparts:

•
The Clean Air segment designs, manufactures, and distributes a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning, and weight on a vehicle for OE customers;

•	The Powertrain segment focuses on original equipment powertrain products for automotive, heavy duty, and industrial applications;

•
The Ride Performance segment designs, manufactures, markets, and distributes a variety of ride performance solutions and systems to a global OE customer base, including noise, vibration, and harshness performance materials, advanced suspension technologies, ride control, and braking; and

•
The Motorparts segment engineers, manufactures, sources, and distributes a broad portfolio of products in the global vehicle aftermarket while also servicing the original equipment and original equipment servicers market with products, including vehicle braking systems and a wide variety of chassis, engine, sealing, wiper, filter, lighting, and other general maintenance applications.

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We have responded quickly to protect our team members’ health and safety while taking aggressive actions to mitigate the financial effect of the pandemic on us. In response to the pandemic, we expanded on structural cost reductions, and implemented a range of temporary cost reductions including plant closures, deferment of discretionary spending, and the reduction of capital expenditures. In addition, on April 15, 2020, our Board of Directors adopted a shareholder rights plan designed to protect the availability of our tax assets in the current volatile market environment and, on May 5, 2020, we entered into a third amendment to our credit agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio. There are many uncertainties related to COVID-19 that could negatively affect our results of operations, financial position, and cash flows. After considering the effect of COVID-19 on our 2020 forecast, we believe we will comply with our financial covenants, as required by our amended credit agreement and we believe our liquidity position continues to be adequate based on our current estimates and forecasts.

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

Beginning in the third quarter of 2020, the Motorparts segment will initiate a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. As a result, certain assets including inventory, real estate, and personal property will no longer be utilized. As such, during the three and six months ended June 30, 2020, the Motorparts segment recognized an $82 million non-cash charge to write-down inventory to its net realizable value, a $16 million impairment charge to write-down property, plant, and equipment to its fair value, and a $9 million impairment charge to its operating lease right-of-use assets. Additionally, the Motorparts segment recognized $4 million in restructuring charges related to cash severance expected to be paid.

Separation Transaction
We have previously announced our review of a full range of strategic options to enhance shareholder value creation, including a potential separation of the Company into an Aftermarket and Ride Performance company and a new Powertrain Technology company. Current end-market conditions and the effects of the ongoing COVID-19 pandemic are affecting our ability to complete a separation. In light of these ongoing conditions, we are pursuing additional options to optimize shareholder value creation, including a focus on operational improvements, reducing structural costs, lowering capital intensity, and reducing debt.

Financial Results for the Six Months Ended June 30, 2020
Consolidated revenues were $6,473 million, a decrease of $2,515 million, or 28%, for the six months ended June 30, 2020. The primary driver of the decrease is lower sales volume and mix of $2,229 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to a decrease in revenues of $60 million, or less than 1%, related to the net effects of acquisitions and divestitures, the unfavorable effects of foreign currency exchange of $205 million, and the net unfavorable effects of other of $21 million.

Cost of sales were $5,837 million, a decrease of $1,834 million, or 24%, for the six months ended June 30, 2020. The primary driver of the decrease is from lower sales volume of $1,618 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to a decrease in cost of sales of $55 million, or less than 1%, related to the net effects of acquisitions and divestitures, the favorable effects of materials sourcing of $22 million, the favorable effects of foreign currency exchange of $181 million, and the net favorable effects of other costs of $40 million. This was partially offset by a non-cash charge of $82 million related to the write-down of inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.

Net loss increased by $1,106 million to a net loss of $1,166 million for the six months ended June 30, 2020 as compared to a net loss of $60 million for the six months ended June 30, 2019. The increase was primarily driven by:

•
an increase in restructuring charges, net and asset impairments of $540 million primarily related to the impairment of long-lived asset groups triggered by the effects of the COVID-19 global pandemic on the Company's projected financial information, global headcount and cost reduction initiatives, and other actions to optimize our distribution footprint and warehousing locations; and

•
an increase in goodwill and intangible impairment charges of $323 million, which was comprised of an increase in goodwill impairment charges of $207 million, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments.

These unfavorable effects were partially offset by:

•
a decrease in selling, general, and administrative costs of $166 million, primarily due to $41 million in lower acquisition and expected separation costs, and the favorable effects of cost reduction initiatives implemented in response to the effects of COVID-19, including unpaid furloughs, net pay decreases, temporary support programs, and other compensation related expenses;

•	a decrease in engineering, research, and development of $38 million primarily due to the effects of COVID-19 and cost reduction initiatives; and

•	an increase in income tax benefit of $209 million primarily resulting from the impairment charges recognized in the six months ended June 30, 2020.

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

The decline in value-add revenue for the three and six months ended June 30, 2020 was $1,713 million and $2,355 million which is largely attributable to the effects of the COVID-19 global pandemic. We expect the effects of the COVID-19 outbreak will likely continue during the second half of our fiscal year and, accordingly, we cannot predict the extent to which COVID-19 will ultimately affect our business, results of operations or financial condition. As customer demand increases, we expect to face periods where payments will become due to suppliers for our existing and additional inventories to support renewed production before we have generated new receivables from customers from that renewed production. It is our intent to maintain a consistent balance between our payables and receivables during this time.

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

Global light vehicle production levels (According to IHS Markit, July, 2020)
For the three months ended June 30, 2020, global light vehicle production was down across most major markets in which we operate and down 45% overall compared to same period in the prior year. Production levels in North America declined 69%, production in South America was down 82%, Europe production decreased 62%, and India declined 86%, while China light vehicle production improved 9%.

Global light vehicle production decreased by 33% overall for the first half of 2020 compared to the same period in the prior year. There were significant declines globally, notably, a 40% decline in both North America and Europe, a 51% decline in both South America and India, and a decline in China of 20%.

Global commercial truck production levels (According to IHS Markit, August, 2020)
For the three months ended June 30, 2020, global commercial truck production was down across most major markets in which we operate and down 32% overall compared to the same period in the prior year. Production decreased 73% in North America, production in Brazil was down 71%, Europe production was down 55%, and India declined 90%, while China was up 18%.

Global commercial truck production decreased by 29% overall for the first half of 2020 compared to the same period in the prior year. There were significant declines globally, notably, a 48% decline in North America, a 35% decline in Brazil, a 39% decline in Europe, a 1% decline in China, and a decline in India of 74%.

Part replacement trends
The strength of our aftermarket business is influenced by several key drivers. These include the vehicle population (or "VIO", vehicles in operation), average vehicle age, fuel prices, and vehicle distance traveled. The VIO is estimated to have expanded in most major markets, including the U.S., China, and Germany over recent years. Average vehicle ages also increased, despite growth in new vehicle sales, in most regions. Vehicle distance traveled varies by region and is sensitive to several factors, including fuel prices, and transportation alternatives.

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

Foreign currencies
Given the global nature of our operations, we are subject to fluctuations in foreign exchange rates and there has been significant volatility in foreign currency rates.

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

Critical Accounting Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

Non-GAAP Measures
We use EBITDA including noncontrolling interests as the key performance measure of segment profitability and use the measure in our financial and operational decision-making processes, for internal reporting, and for planning and forecasting purposes to effectively allocate resources. EBITDA including noncontrolling interests is defined as earnings before interest expense, income taxes, noncontrolling interests, and depreciation and amortization. EBITDA including noncontrolling interests should not be considered a substitute for results prepared in accordance with US GAAP and should not be considered an alternative to net income. EBITDA including noncontrolling interests, as determined and measured by us, should not be compared to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2020 compared to the Three and Six Months Ended June 30, 2019
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations. The amounts for the three and six months ended June 30, 2019 below reflect the reclassifications to the prior period as discussed in Part I, Item I.

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2020	2019	$ Change	% Change (1)	2020	2019	$ Change	% Change (1)
	(millions, except percent, share, and per share amounts)
Revenues
Net sales and operating revenues	$2,637	$4,504	$(1,867)	(41)%	$6,473	$8,988	$(2,515)	(28)%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	2,498	3,801	(1,303)	(34)%	5,837	7,671	(1,834)	(24)%
Selling, general, and administrative	195	292	(97)	(33)%	444	610	(166)	(27)%
Depreciation and amortization	159	169	(10)	(6)%	330	338	(8)	(2)%
Engineering, research, and development	55	78	(23)	(29)%	132	170	(38)	(22)%
Restructuring charges, net and asset impairments	121	49	72	147%	605	65	540	n/m
Goodwill and intangible impairment charges	—	—	—	—%	383	60	323	n/m
	3,028	4,389	(1,361)	(31)%	7,731	8,914	(1,183)	(13)%
Other income (expense)
Non-service pension and other postretirement benefit (costs) credits	1	(4)	5	n/m	2	(6)	8	n/m
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	4	17	(13)	(76)%	17	33	(16)	(48)%
Other income (expense), net	11	13	(2)	(15)%	19	16	3	19%
	16	26	(10)	(38)%	38	43	(5)	(12)%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(375)	141	(516)	n/m	(1,220)	117	(1,337)	n/m
Interest expense	(66)	(82)	(16)	(20)%	(141)	(163)	(22)	(13)%
Earnings (loss) before income taxes and noncontrolling interests	(441)	59	(500)	n/m	(1,361)	(46)	(1,315)	n/m
Income tax (expense) benefit	101	(14)	115	n/m	195	(14)	209	n/m
Net income (loss)	(340)	45	(385)	n/m	(1,166)	(60)	(1,106)	n/m
Less: Net income (loss) attributable to noncontrolling interests	10	19	(9)	(47)%	23	31	(8)	(26)%
Net income (loss) attributable to Tenneco Inc.	$(350)	$26	$(376)	n/m	$(1,189)	$(91)	$(1,098)	n/m
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(4.30)	$0.32			$(14.64)	$(1.13)
Weighted average shares outstanding	81,350,773	80,920,825			81,259,667	80,897,731
Diluted earnings (loss) per share:
Earnings (loss) per share	$(4.30)	$0.32			$(14.64)	$(1.13)
Weighted average shares outstanding	81,350,773	80,920,825			81,259,667	80,897,731

(1) Percentages above denoted as "n/m" are not meaningful to present in the table.

Revenues
Three-months ended: Revenues decreased by $1,867 million, or 41%, as compared to the three months ended June 30, 2019. The primarily driver of the decrease is lower sales volume and mix of $1,730 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to a decrease in revenues of $15 million, or less than 1%, related to the net effects of acquisitions and divestitures, the unfavorable effects of foreign currency exchange of $108 million, and the net unfavorable effects of other of $14 million.

The table below reflects our consolidated revenues for the three months ended June 30, 2020 and 2019 (amounts in millions):

Three months ended June 30, 2019	$4,504
Acquisitions and divestitures, net	(15)
Drivers in the change of organic revenues:
Volume and mix	(1,730)
Currency exchange rates	(108)
Others	(14)
Three months ended June 30, 2020	$2,637

Six-months ended: Revenues decreased by $2,515 million, or 28%, as compared to the six months ended June 30, 2019. The primary driver of the decrease is lower sales volume and mix of $2,229 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to a decrease in revenues of $60 million, or less than 1%, related to the net effects of acquisitions and divestitures, the unfavorable effects of foreign currency exchange of $205 million, and the net unfavorable effects of other of $21 million.

The table below reflects our consolidated revenues for the six months ended June 30, 2020 and 2019 (amounts in millions):

Six months ended June 30, 2019	$8,988
Acquisitions and divestitures, net	(60)
Drivers in the change of organic revenues:
Volume and mix	(2,229)
Currency exchange rates	(205)
Others	(21)
Six months ended June 30, 2020	$6,473

Cost of sales
Three-months ended: Cost of sales decreased by $1,303 million, or 34%, as compared to the three months ended June 30, 2019. The primary driver of the decrease is lower costs resulting from lower sales volume of $1,233 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to a decrease in cost of sales of $12 million, or less than 1%, related to the net effects of acquisitions and divestitures, the favorable effects of foreign currency exchange of $92 million, and the net favorable effects of other costs of $50 million. This was partially offset by the unfavorable effects of materials sourcing of $2 million and a non-cash charge of $82 million related to the write-down of inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.

The table below reflects our consolidated cost of sales for the three months ended June 30, 2020 and 2019 (amounts in millions):

Three months ended June 30, 2019	$3,801
Acquisitions and divestitures, net	(12)
Drivers in the change of organic cost of sales:
Volume and mix	(1,233)
Material	2
Currency exchange rates	(92)
Inventory write-down	82
Others	(50)
Three months ended June 30, 2020	$2,498

Six-months ended: Cost of sales decreased by $1,834 million, or 24%, as compared to the six months ended June 30, 2019. The primary driver of the decrease is from lower sales volume of $1,618 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to a decrease in cost of sales of $55 million, or less than 1%, related to the net effects of acquisitions and divestitures, the favorable effects of materials sourcing of $22 million, the favorable effects of foreign currency exchange of $181 million, and the net favorable effects of other costs of $40 million. This was partially offset by a non-cash charge of $82 million related to the write-down of inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.

The table below reflects our consolidated cost of sales for the six months ended June 30, 2020 and 2019 (amounts in millions):

Six months ended June 30, 2019	$7,671
Acquisitions and divestitures, net	(55)
Drivers in the change of organic cost of sales:
Volume and mix	(1,618)
Material	(22)
Currency exchange rates	(181)
Inventory write-down	82
Others	(40)
Six months ended June 30, 2020	$5,837

Selling, general, and administrative (SG&A)
Three-months ended: SG&A decreased by $97 million to $195 million compared to $292 million for the three months ended June 30, 2019. The decrease was primarily due to $18 million in lower acquisition and expected separation costs, and the favorable effects of cost reduction initiatives implemented in response to the effects of COVID-19, including unpaid furloughs, net pay decreases, temporary support programs, and other compensation related expenses during the three months ended June 30, 2020.

Six-months ended: SG&A decreased by $166 million to $444 million compared to $610 million for the six months ended June 30, 2019. The decrease was primarily due to $41 million in lower acquisition and expected separation costs, and the favorable effects of cost reduction initiatives implemented in response to the effects of COVID-19, including unpaid furloughs, net pay decreases, temporary support programs, and other compensation related expenses during the six months ended June 30, 2020.

Depreciation and amortization
Three-months ended: Depreciation and amortization decreased by $10 million to $159 million as compared to $169 million for the three months ended June 30, 2019, primarily attributable to the impairments on property, plant, and equipment recognized in the first quarter of 2020.

Six-months ended: Depreciation and amortization decreased by $8 million to $330 million as compared to $338 million for the six months ended June 30, 2019, primarily attributable to the impairments on property, plant, and equipment recognized in the first quarter of 2020.

Engineering, research, and development
Three-months ended: Engineering, research, and development decreased by $23 million to $55 million as compared to $78 million for the three months ended June 30, 2019. The decrease was due primarily to the effects of COVID-19 and the favorable effects of cost reduction initiatives.

Six-months ended: Engineering, research, and development decreased by $38 million to $132 million as compared to $170 million for the six months ended June 30, 2019. The decrease was due primarily to the effects of COVID-19 and the favorable effects of cost reduction initiatives.

Restructuring charges, net and asset impairments
Three-months ended: Restructuring charges, net and asset impairments increased by $72 million to $121 million as compared to $49 million for the three months ended June 30, 2019. The increase is primarily attributable to an increase of $45 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions; asset impairments charges in the Motorparts segment of $25 million related to its initiative to rationalize its supply chain and distribution network; and asset impairment charges of $3 million in the Powertrain segment in connection with certain plant relocations and closures during the three months ended June 30, 2020. In addition, there was a decrease of $1 million in other asset impairments for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Six-months ended: Restructuring charges, net and asset impairments increased by $540 million to $605 million as compared to $65 million for the six months ended June 30, 2019. The increase is primarily attributable to property, plant, and equipment asset impairments in the Ride Performance segment of $455 million; an increase of $42 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions; asset impairment charges in the Motorparts segment of $25 million related to its initiative to rationalize its supply chain and distribution network; asset impairment charges of $3 million in the Powertrain segment in connection with certain plant relocations and closures; and an asset impairment charge of $17 million for operating lease right-of-use assets in the corporate component during the six months ended June 30, 2020. In addition, there was a decrease of $2 million in other asset impairments for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Goodwill and intangible impairment charges
Three-months ended: There was no goodwill and intangible impairment charge recorded in either the three months ended June 30, 2020 and 2019.

Six-months ended: Goodwill and intangible impairment charges increased by $323 million to $383 million as compared to $60 million for the six months ended June 30, 2019. The increase is primarily attributable to $267 million of goodwill impairment charges, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments during the six months ended June 30, 2020, which was the result of the effects of COVID-19. This compared to a $60 million goodwill impairment charge for the six months ended June 30, 2019, which was the result of a reorganization of reporting units within the Motorparts and Ride Performance segments.

Non-service pension and postretirement benefit (costs) credits
Three-months ended: Non-service pension and postretirement benefit (costs) credits increased by $5 million to a net credit of $1 million as compared to a net cost of $4 million for the three months ended June 30, 2019. The change was primarily attributable to a decrease in the discount rate and lower amortization, which was partially offset by a decrease in the long-term rate of return.

Six-months ended: Non-service pension and postretirement benefit (costs) credits increased by $8 million to a net credit of $2 million as compared to a net cost of $6 million for the six months ended June 30, 2019. The change was primarily attributable to a decrease in the discount rate, which was partially offset by a decrease in the long-term rate of return.

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Three-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax decreased by $13 million as compared to the three months ended June 30, 2019. The decrease is primarily attributable to the effects of the COVID-19 global pandemic on the equity in earnings (losses) of our nonconsolidated affiliates located in Turkey, Korea, and the U.S.

Six-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax decreased by $16 million as compared to the six months ended June 30, 2019. The decrease is primarily attributable to the effects of the COVID-19 global pandemic on the equity in earnings (losses) of our nonconsolidated affiliates located in Turkey, Korea, and the U.S.

Other income (expense), net
Three-months ended: Other income (expense), net decreased by $2 million as compared to the three months ended June 30, 2019. This is primarily attributable to a decrease in income from an EPA mandate to which we were the beneficiary during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Six-months ended: Other income (expense), net increased by $3 million as compared to the six months ended June 30, 2019. This is primarily attributable to an increase in income from an EPA mandate to which we were the beneficiary during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Interest expense
Three-months ended: Interest expense decreased by $16 million as compared to the three months ended June 30, 2019. The decrease was primarily attributable to lower interest rates on our variable rate debt, slightly offset by interest expense on higher borrowings on the revolver. Interest expense includes financing charges on sales of accounts receivable, which decreased by $2 million as compared to the three months ended June 30, 2019.

Six-months ended: Interest expense decreased by $22 million as compared to the six months ended June 30, 2019. The decrease was primarily attributable to lower interest rates on our variable rate debt, slightly offset by interest expense on higher borrowings on the revolver. Interest expense includes financing charges on sales of accounts receivable, which decreased by $4 million as compared to the six months ended June 30, 2019.

Income tax (expense) benefit
Three-months ended: Income tax benefit increased by $115 million to an income tax benefit of $101 million as compared to an income tax expense of $14 million in the three months ended June 30, 2019. Income tax (expense) benefit for the three months ended June 30, 2020 differs from the U.S. statutory tax rate due primarily to pre-tax income taxed at rates higher than the U.S. statutory tax rate and pre-tax losses with no tax benefit.

Six-months ended: Income tax benefit increased by $209 million to an income tax benefit of $195 million as compared to an income tax expense of $14 million in the six months ended June 30, 2019. Income tax (expense) benefit for the six months ended June 30, 2020 differs from the U.S. statutory tax rate due primarily to $111 million of tax benefit recognized related to asset impairment charges, pre-tax income taxed at rates higher than the U.S. statutory tax rate, and pre-tax losses with no tax benefit.

Net income (loss)
Three-months ended: Net loss increased by $385 million to a net loss of $340 million as compared to a net income of $45 million for the three months ended June 30, 2019 as a result of the aforementioned items.

Six-months ended: Net loss increased by $1,106 million to a net loss of $1,166 million as compared to a net loss of $60 million for the six months ended June 30, 2019 as a result of the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) for the three and six months ended June 30, 2020 and 2019 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
EBITDA including noncontrolling interests:
Clean Air	$17	$152	$116	$283
Powertrain	(62)	100	(132)	213
Ride Performance	(70)	26	(647)	(19)
Motorparts	(52)	110	(92)	155
Corporate	(49)	(78)	(135)	(177)
Depreciation	(159)	(169)	(330)	(338)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(375)	141	(1,220)	117
Interest expense	(66)	(82)	(141)	(163)
Income tax (expense) benefit	101	(14)	195	(14)
Net income (loss)	$(340)	$45	$(1,166)	$(60)

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

The table below reflects our segment revenues for the three months ended June 30, 2020 and 2019 (amounts in millions):

	Segments
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenues
For the Three Months Ended June 30,	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$1,140	$1,827	$602	$1,133	$336	$709	$559	$835	$2,637	$4,504

Value-add revenues	517	1,050	602	1,133	336	709	559	835	2,014	3,727
Currency effect on value-add revenue	(16)	—	(35)	—	(15)	—	(27)	—	(93)	—
Value-add revenue excluding currency	$533	$1,050	$637	$1,133	$351	$709	$586	$835	$2,107	$3,727

Substrate sales	$623	$777	$—	$—	$—	$—	$—	$—	$623	$777

The table below reflects our segment revenues for the six months ended June 30, 2020 and 2019 (amounts in millions):

	Segments
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenues
For the Six Months Ended June 30,	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$2,685	$3,606	$1,599	$2,308	$924	$1,442	$1,265	$1,632	$6,473	$8,988

Value-add revenues	1,362	2,123	1,599	2,308	924	1,442	1,265	1,632	5,150	7,505
Currency effect on value-add revenue	(35)	—	(61)	—	(32)	—	(46)	—	(174)	(28)
Value-add revenue excluding currency	$1,397	$2,123	$1,660	$2,308	$956	$1,442	$1,311	$1,632	$5,324	$7,533

Substrate sales	$1,323	$1,483	$—	$—	$—	$—	$—	$—	$1,323	$1,483

Segment Revenue
Clean Air
Three-months ended: Clean Air revenue decreased $687 million, or 38%, as compared to the three months ended June 30, 2019. While higher sales volumes in Asia Pacific resulted in revenue growth, this improvement was more than offset by lower sales volumes primarily in North America, South America and Europe for light vehicle and off-highway and other revenues contributing a net $646 million to the decrease. In addition, foreign currency exchange had a $31 million unfavorable effect on Clean Air revenue while other unfavorable effects decreased revenue by $10 million.

Six-months ended: Clean air revenue decreased $921 million, or 26%, as compared to the six months ended June 30, 2019. While higher sales volumes in Asia Pacific resulted in revenue growth, this improvement was more than offset by lower sales volumes primarily in North America, South America and Europe for light vehicle and off-highway and other revenues contributing a net $834 million to the decrease. In addition, foreign currency exchange had a $66 million unfavorable effect on Clean Air revenue while other unfavorable effects decreased revenue by $21 million.

Powertrain
Three-months ended: Powertrain revenue decreased $531 million, or 47%, as compared to the three months ended June 30, 2019. Lower light vehicle, commercial truck, industrial, off-highway and other vehicle revenue contributed $489 million to the decrease, foreign currency exchange had a $35 million unfavorable effect on Powertrain revenue, while other unfavorable effects decreased revenue by $7 million.

Six-months ended: Powertrain revenue decreased $709 million, or 31%, as compared to the six months ended June 30, 2019. Lower light vehicle, commercial truck, industrial, off-highway and other vehicle revenue contributed $634 million to the decrease, foreign currency exchange had a $61 million unfavorable effect on Powertrain revenue, while other unfavorable effects decreased revenue by $14 million.

Ride Performance
Three-months ended: Ride Performance revenue decreased $373 million, or 53%, as compared to the three months ended June 30, 2019. Lower light vehicle, commercial truck and off-highway and other vehicle revenues contributed $354 million to the decrease, as well as a decrease in revenues from divestitures of $2 million, foreign currency exchange had a $15 million unfavorable effect on Ride Performance revenue, while other unfavorable effects decreased revenue by $2 million.

Six-months ended: Ride performance revenue decreased $518 million, or 36%, as compared to the six months ended June 30, 2019. Lower light vehicle, commercial truck and off-highway and other vehicle revenues contributed $460 million to the decrease, as well as a decrease in revenues from divestitures of $21 million, foreign currency exchange had a $32 million unfavorable effect on Ride Performance revenue, while other unfavorable effects decreased revenue by $5 million.

Motorparts
Three-months ended: Motorparts revenue decreased $276 million, or 33%, as compared to the three months ended June 30, 2019. Lower volume contributed $241 million to the decrease, as well as a decrease in revenues from divestitures of $13 million, and foreign currency exchange had a $27 million unfavorable effect on Motorparts revenues. The unfavorable effects were partially offset by other net favorable effects of $5 million.

Six-months ended: Motorparts revenue decreased $367 million, or 22%, as compared to the six months ended June 30, 2019. Lower volume contributed $301 million to the decrease, as well as a decrease in revenues from divestitures of $39 million, and foreign currency exchange had a $46 million unfavorable effect on Motorparts revenues. The unfavorable effects were partially offset by other net favorable effects of $19 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment for the three and six months ended June 30, 2020 and 2019 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30	Six Months Ended June 30
	2020	2019	2020	2019	2020 vs 2019 Change	2020 vs 2019 Change
EBITDA including noncontrolling interests by segment:
Clean Air	$17	$152	$116	$283	$(135)	$(167)
Powertrain	$(62)	$100	$(132)	$213	$(162)	$(345)
Ride Performance	$(70)	$26	$(647)	$(19)	$(96)	$(628)
Motorparts	$(52)	$110	$(92)	$155	$(162)	$(247)

Clean Air
Three-months ended: Clean Air EBITDA including noncontrolling interests decreased $135 million as compared to the three months ended June 30, 2019. The decrease is primarily attributable to lower sales volume and unfavorable mix, partially offset by lower selling, general, and administrative costs during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Six-months ended: Clean Air EBITDA including noncontrolling interests decreased $167 million as compared to the six months ended June 30, 2019. The decrease is primarily attributable to lower sales volume and unfavorable mix, partially offset by favorable operating performance and lower selling, general, and administrative costs during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Powertrain
Three-months ended: Powertrain EBITDA including noncontrolling interests decreased $162 million as compared to the three months ended June 30, 2019. The decrease is primarily attributable to lower sales volume and unfavorable mix, and an increase in cash severance charges expected to be paid of $19 million that was recognized during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. These unfavorable factors were partially offset by favorable operating performance and lower selling, general, and administrative costs.

Six-months ended: Powertrain EBITDA including noncontrolling interests decreased $345 million as compared to the six months ended June 30, 2019. The decrease is primarily attributable to lower sales volume and unfavorable mix, an increase in cash severance charges expected to be paid of $19 million, and a goodwill impairment charge in the amount of $160 million recognized during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. These unfavorable factors were partially offset by favorable operating performance and lower selling, general, and administrative costs.

Ride Performance
Three-months ended: Ride Performance EBITDA including noncontrolling interests decreased $96 million as compared to the three months ended June 30, 2019. The decrease is primarily attributable to lower sales volume, partially offset by lower selling, general, and administrative costs.

Six-months ended: Ride Performance EBITDA including noncontrolling interests decreased $628 million as compared to the six months ended June 30, 2019. The decrease is primarily attributable to asset impairment charges of $455 million and goodwill and intangible impairment charges of $113 million recognized during the six months ended June 30, 2020 as compared to a goodwill impairment charge of $60 million recognized during the six months ended June 30, 2019. Also contributing to the decrease is lower sales volume and unfavorable mix, partially offset by lower selling, general, and administrative costs.

Motorparts
Three-months ended: Motorparts EBITDA including noncontrolling interests decreased $162 million as compared to the three months ended June 30, 2019. The decrease is primarily attributable to lower sales volumes, a non-cash charge to cost of sales of $82 million related to the write-down of inventory recognized in connection with its initiative to rationalize its supply chain and distribution network, and the recognition of restructuring related asset impairment charges of $25 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. These unfavorable factors were partially offset by favorable operating performance and lower selling, general, and administrative costs.

Six-months ended: Motorparts EBITDA including noncontrolling interests decreased $247 million as compared to the six months ended June 30, 2019. The decrease is primarily attributable to lower sales volumes, goodwill and intangible impairment charges of $110 million, a non-cash charge to cost of sales of $82 million related to the write-down of inventory recognized in connection with its initiative to rationalize its supply chain and distribution network, and the recognition of restructuring related asset impairment charges of $25 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. These unfavorable factors were partially offset by favorable operating performance and lower selling, general, and administrative costs.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Total
Three Months Ended June 30, 2020
Restructuring charges, net	$22	$36	$18	$15	$91	$1	$92
Restructuring related costs	(1)	1	11	2	13	—	13
Inventory write-down(1)	—	—	—	82	82	—	82
Asset impairments restructuring related	—	3	—	25	28	—	28
Other non-restructuring asset impairments	—	1	—	(1)	—	1	1
Acquisition and expected separation costs (2)	—	—	—	—	—	8	8
Total adjustments	$21	$41	$29	$123	$214	$10	$224

(1) Non-cash charge to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.
(2) Costs related to acquisitions and costs related to expected separation.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Total
Three Months Ended June 30, 2019
Costs to achieve synergies (1)	$—	$1	$—	$—	$1	$2	$3
Restructuring and related expenses	14	17	22	6	59	—	59
Other non-restructuring asset impairments	1	—	—	1	2	—	2
Cost reduction initiatives(2)	—	—	—	—	—	2	2
Acquisition and expected separation costs (3)		—	—	1	1	26	27
Process harmonization (4)	1	—	—	—	1	—	1
Purchase accounting adjustments (5)	—	—	2	1	3	—	3
Warranty charge (6)	—	—	—	7	7	—	7
Total adjustments	$16	$18	$24	$16	$74	$30	$104

(1) Cost to achieve synergies related to the Acquisitions.
(2) Costs related to cost reduction initiatives.
(3) Costs related to acquisitions and costs related to expected separation.
(4) Charge due to process harmonization.
(5) This primarily relates to non-cash charge to cost of goods sold for the amortization of the inventory fair value step-up recorded as part of the Acquisitions.
(6) Charge related to warranty. Although we regularly incur warranty costs, this specific charge is of an unusual nature in the period incurred.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Total
Six Months Ended June 30, 2020
Restructuring charges, net	$22	$37	$24	$17	$100	$5	$105
Restructuring related costs	—	—	30	3	33	1	34
Inventory write-down(1)	—	—	—	82	82	—	82
Asset impairments restructuring related	—	3	—	25	28	—	28
Other non-restructuring asset impairments	—	1	455	(1)	455	17	472
Acquisition and expected separation costs (2)	4	—	—	—	4	29	33
Goodwill and intangibles impairment charge	—	160	113	110	383	—	383
Total adjustments	$26	$201	$622	$236	$1,085	$52	$1,137

(1) Non-cash charge to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.
(2) Costs related to acquisitions and costs related to expected separation.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Total
Six Months Ended June 30, 2019
Costs to achieve synergies (1)	$—	$1	$—	$—	$1	$2	$3
Restructuring and related expenses	19	18	35	10	82	1	83
Other non-restructuring asset impairments	1	—	—	1	2	—	2
Cost reduction initiatives (2)	—	—	—	—	—	10	10
Acquisition and expected separation costs (3)	—	—	—	1	1	66	67
Process harmonization (4)	5	—	—	5	10	—	10
Purchase accounting charges (5)	—	2	5	37	44	—	44
Goodwill impairment charge (6)	—	—	60	—	60	—	60
Warranty charge (7)	—	—	—	7	7	—	7
Total adjustments	$25	$21	$100	$61	$207	$79	$286

(1) Cost to achieve synergies related to the Acquisitions.
(2) Costs related to cost reduction initiatives.
(3) Costs related to acquisitions and costs related to expected separation.
(4) Charge due to process harmonization.
(5) This primarily relates to non-cash charge to cost of goods sold for the amortization of the inventory fair value step-up recorded as part of the Acquisitions.
(6) Post segment reorganization impairment of goodwill.
(7) Charge related to warranty. Although we regularly incur warranty costs, this specific charge is of an unusual nature in the period incurred.

Liquidity and Capital Resources

Liquidity and Financing Arrangements
The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We believe our liquidity position continues to be adequate. However, with the recent economic downturn related to COVID-19, we expect to see lower revenue and lower earnings, putting pressure on our liquidity position. As customer demand increases, we expect to face periods where payments will become due to our suppliers for our existing and additional inventories needed to support renewed production before we have generated new receivables from customers from that renewed production. It is our intent to maintain a consistent balance between our payables and receivables during this time.

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

•	At June 30, 2020, we had liquidity of $1.4 billion comprised entirely of cash and we have fully utilized our $1.5 billion revolving credit facility;

•
For the second quarter of 2020, overall salary costs were reduced at least 25% through a combination of unpaid furloughs, net pay decreases, and available temporary support programs in all regions Tenneco does business. Additionally, the executive leadership team (the CEO and direct staff) had reduced their salaries by 50%-100%;

•
For the third quarter, overall salary costs will be reduced 10-20% through a combination of unpaid furloughs, net pay decreases, and temporary support programs in all regions we do business, subject to potential restorations or further reductions based on business conditions;

•
We reduced our headcount globally, and plan further reductions subject to negotiation with works councils in certain jurisdictions, beginning in the second quarter of 2020 and expect these actions to be completed during 2020. We recorded a charge of $92 million for the second quarter of 2020 in connection with cash severance costs expected to be paid;

•
Capital expenditures in 2020 are expected to approximate $380 million. This is a reduction from previous guidance of 2020 expenditures between $610 to $650 million and 2019 expenditures of more than $700 million;

•
Utilizing applicable and appropriate provisions under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) including deferral of our portion of the 2020 FICA payroll taxes which will be repaid in 2021 and 2022, payroll tax credits, and deferral of our U.S. qualified pension plan contributions;

•	The Tenneco Board of Directors annual retainer fees were reduced by 25% effective for the third quarter of 2020 and will be reduced for the remainder of year; and

•
In the second quarter of 2020, we deferred payments and extended payment terms with certain suppliers and other business partners to address the working capital issues described above, including delayed collections from customers of $150 million to $200 million, and accordingly deferred or delayed cash outlays as necessary and practical. These deferred payments approximated $235 million at the end of the second quarter of 2020.

On May 5, 2020, we entered into a third amendment to our credit agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio. At June 30, 2020, we are in compliance with all financial covenants under the credit agreement. There are many uncertainties related to COVID-19 that could negatively affect our results of operations, financial position, and cash flows. After considering the effect of COVID-19 on our 2020 forecast, we believe we will comply with these financial covenants, as required by our amended credit agreement. The amendment is discussed in more detail below.

We believe cash flows from operations, combined with our cash on hand, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year based on our current estimates and forecasts. We believe we will maintain compliance with the new financial ratios set forth in the amended credit agreement. However, our ability to meet the financial covenants depends upon a number of operational and economic factors, including the effects of COVID-19, many of which are beyond our control. In the event we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity, and other alternatives to enhance our financial and operating position. We also continue to actively monitor credit market conditions to identify opportunities from both a shareholder and company perspective.

Credit Facilities
The table below shows our borrowing capacity on committed credit facilities at June 30, 2020 (amounts in billions):

	Committed Credit Facilities at June 30, 2020
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$—
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2020 - 2028	—
		$—

(a)	We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit facility.

We also have $65 million of outstanding letters of credit under our uncommitted facilities at June 30, 2020.

At June 30, 2020, we had liquidity of $1.4 billion comprised entirely of cash. At June 30, 2020, we have fully utilized our $1.5 billion revolving credit facility.

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

New Credit Facility — Other Terms and Conditions — After giving effect to the Third Amendment, we must comply with certain less restrictive financial maintenance covenants for the revolving credit facility and the Term Loan A facility. The financial maintenance covenants are subject to several covenant reset triggers (“Covenant Reset Triggers”) that limit certain activities of ours by implementing more restrictive affirmative and negative covenants. If a Covenant Reset Trigger occurs, the financial maintenance covenants revert back to the financial maintenance covenants in effect immediately prior to the Third Amendment (and described above) (the “Prior Financial Covenants”). The financial maintenance covenants include (i) a requirement to have a senior secured leverage ratio (as defined in the New Credit Facility), with step-downs, as detailed in the table below; (ii) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility), with step-downs, as follows:

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
and (iii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.00 to 1 as of June 30, 2020, 1.50 to 1 through March 31, 2021, and 2.75 to 1 thereafter.

We may make a one-time election to revert back to the Prior Financial Covenants and terminate the Covenant Reset Triggers upon delivery of a covenant reset certificate that attests to compliance with the Prior Financial Covenants as of the end of the relevant fiscal period (“Covenant Reset Certificate”). Refer to Note 10, Debt and Other Financing Arrangements included in Part I, Item I for additional details.

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

The covenants in the New Credit Facility generally prohibit us from repaying certain subordinated indebtedness. So long as no default exists, we would, under our New Credit Facility, be permitted to repay or refinance our subordinated indebtedness (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the New Credit Facility); (ii) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the New Credit Facility) issued after October 1, 2018; (iii) in exchange for qualified capital stock issued after October 1, 2018; and (iv) with additional payments provided that such additional payments are capped based on a pro forma consolidated leverage ratio after giving effect to such additional payments.

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

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of June 30, 2020 for the second quarter of 2020, are as follows: leverage ratio of 4.57 actual versus 6.75 (maximum) required; and interest coverage ratio of 4.23 actual versus 2.00 (minimum) required.

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

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements
We have securitization programs for some of our accounts receivable, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at June 30, 2020 and December 31, 2019 are as follows (amounts in millions):

	June 30, 2020	December 31, 2019
Borrowings on securitization programs	$3	$4

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

Certain of these programs have deferred purchase price arrangements with the banks. These programs provide us with access to cash at costs that are generally favorable to alternative sources of financing.

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

The amount of accounts receivable outstanding and derecognized for these factoring and drafting arrangements was $0.9 billion and $1.0 billion at June 30, 2020 and December 31, 2019. In addition, the deferred purchase price receivable was $38 million and $33 million at June 30, 2020 and December 31, 2019.

Proceeds from the factoring of accounts receivable qualifying as sales and drafting programs was $0.7 billion and $1.3 billion for the three months ended June 30, 2020 and 2019 and was $1.9 billion and $2.5 billion for the six months ended June 30, 2020 and 2019.

Financing charges associated with the factoring of receivables are as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss on sale of receivables(a)	$4	$6	$10	$14

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

Cash Flows
Operating Activities
Operating activities for the six months ended June 30, 2020 and 2019 were as follows (amounts in millions):

	Six Months Ended June 30,
	2020	2019
Operational cash flow before changes in operating assets and liabilities	$(172)	$312

Changes in operating assets and liabilities:
Receivables	174	(401)
Inventories	292	101
Payables and accrued expenses	(540)	48
Accrued interest and accrued income taxes	(17)	(66)
Other assets and liabilities	(68)	(94)
Total change in operating assets and liabilities	(159)	(412)
Net cash (used) provided by operating activities	$(331)	$(100)

Net cash used by operations for the six months ended June 30, 2020 was $331 million, an increase of $231 million compared to the six months ended June 30, 2019. The activity was the result of:

•	an increase in net cash used by operating activities before operating assets and liabilities of $484 million; and

•
a net decrease of $253 million in net cash used by operating activities due to favorable changes in working capital items, benefited by the deferral of approximately $235 million in accounts payable at June 30, 2020.

Furthermore, as a result of lower demand, the Company benefited by selling existing inventory without replenishing inventory levels. Net cash used by operating activities was negatively affected by a reduction in proceeds generated from factoring receivables due to the decline in sales.

Investing Activities
Investing activities for the six months ended June 30, 2020 and 2019 were as follows (amounts in millions):

	Six Months Ended June 30,
	2020	2019
Proceeds from sale of assets	$5	$5
Net proceeds from sale of business	—	22
Cash payments for property, plant, and equipment	(212)	(379)
Acquisitions, net of cash acquired	—	(158)
Proceeds from deferred purchase price of factored receivables	91	147
Other	1	(1)
Net cash (used) provided by investing activities	$(115)	$(364)

Net cash used by investing activities for the six months ended June 30, 2020 decreased primarily due to a decrease in cash payments for property, plant, and equipment of $167 million and no cash payments for acquisitions, offset by a decrease in net proceeds from sale of a business of $22 million and proceeds from deferred purchase price of factored receivables of $56 million.

Cash payments for property, plant, and equipment were $212 million and $379 million for the six months ended June 30, 2020 and 2019.

Financing Activities
Financing activities for the six months ended June 30, 2020 and 2019 were as follows (amounts in millions):

	Six Months Ended June 30,
	2020	2019
Proceeds from term loans and notes	$96	$111
Repayments of term loans and notes	(133)	(190)
Debt issuance costs of long-term debt	(16)	—
Borrowings on revolving lines of credit	4,821	4,525
Payments on revolving lines of credit	(3,536)	(4,254)
Issuance (repurchase) of common shares	(1)	(2)
Cash dividends	—	(20)
Net increase (decrease) in bank overdrafts	59	(8)
Other	(1)	(1)
Distributions to noncontrolling interest partners	(2)	(20)
Net cash (used) provided by financing activities	$1,287	$141

Net cash provided by financing activities was $1,287 million for the six months ended June 30, 2020. This included net repayments on term loans of $37 million and net borrowings on revolving lines of credit of $1,285 million.

Net cash provided by financing activities was $141 million for the six months ended June 30, 2019. This included net repayments on term loans of $79 million and net borrowings on revolving lines of credit of $271 million.

Dividends on Common Stock
We did not pay dividends during the six months ended June 30, 2020. This was a decrease of $20 million as compared to the six months ended June 30, 2019, due to the suspension of the dividend program in the second quarter 2019.

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

Summarized Financial Information
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after the elimination of (a) intercompany transactions and balances among the Parent and the Guarantors and (b) the equity in earnings from and investments in any subsidiary that is a Nonguarantor:

Income Statements

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
Net sales and operating revenues	$2,654	$6,390
Operating expenses	$3,461	$6,885
Net income (loss)	$(762)	$(498)
Net income (loss) attributable to Tenneco Inc.	$(762)	$(498)

Balance Sheets

	June 30, 2020	December 31, 2019
ASSETS
Current assets	$1,896	$1,947
Non-current assets	$2,666	$3,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$1,143	$1,347
Non-current liabilities	$7,354	$6,102
Intercompany due to (due from)	$(368)	$107

Environmental Matters, Legal Proceedings and Product Warranties
Note 13, Commitments and Contingencies in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain global market risks, including foreign currency exchange rate risk, commodity price risk, interest rate risk associated with our debt, and equity price risk associated with our share-based compensation awards.

Foreign Currency Exchange Rate Risk
We manufacture and sell our products in North America, South America, Asia, Europe, and Africa. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency exchange rate risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the U.S. dollar, euro, British pound, Polish zloty, Singapore dollar, Thailand bhat, South African rand, Mexican peso, and Canadian dollar.

Foreign Currency Forward Contracts
We enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The gains or losses on these contracts are recognized as foreign currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign currency forward contracts is recorded in prepayments and other current assets or accrued expenses and other current liabilities in the condensed consolidated balance sheets. The fair value of these derivative instruments is not considered material to the condensed consolidated financial statements.

The following table summarizes by position the notional amounts for foreign currency forward contracts at June 30, 2020 (all of which mature in 2020):

Notional Amount
Long positions	$54
Short positions	$(54)

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. At June 30, 2020, we had $1.6 billion par value of fixed rate debt and $3.6 billion par value of floating rate debt. In addition, borrowings on our revolving credit facility of $1.5 billion are subject to variable rates. Of the fixed rate debt, $466 million is fixed through 2022, $618 million is fixed through 2024, and $500 million is fixed through 2026. For more detailed explanations on our debt structure and senior credit facility, refer to “Liquidity and Capital Resources” earlier in this Management’s Discussion and Analysis and Note 10, Debt and Other Financing Arrangements in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q.

We estimate the fair value of our long-term debt at June 30, 2020 was approximately 91% percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the condensed consolidated statements of income (loss) and the cash we pay for interest expense by approximately $50 million.

Equity Prices
We selectively use swaps to reduce market risk associated with our deferred compensation liabilities, which increase as our stock price increases and decrease as our stock price decreases. We have entered into a cash-settled share swap agreement that moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. At June 30, 2020, we hedged our deferred compensation liability related to approximately 1,350,000 common share equivalents. We also have an S&P 500 index fund ETF swap agreement to further reduce our market risk, which will act as a natural hedge offsetting an equivalent amount of indexed investments in our deferred compensation plans. The fair value of these swap agreements is recorded in prepayments and other current assets or accrued expenses and other current liabilities in the condensed consolidated balance sheets. The fair value of these derivative instruments is not considered material to the condensed consolidated financial statements.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s disclosure controls and procedures were not effective as of June 30, 2020 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
The Company continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. While the Company is moving forward with these remediation activities, additional work needs to be done in this area. Accordingly, we concluded that this material weakness had not yet been remediated as of June 30, 2020.

We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2020. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
April 2020	999	$7.43	—	$—
May 2020	3,043	4.56	—	—
June 2020	754	7.60	—	—
Total	4,796	$5.64	—	$—

(1)	Shares withheld upon vesting of share settled restricted stock units in the second quarter of 2020.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2020

Exhibit Number		Description

3.1	—
Certificate of Designations of Series A Preferred Stock of Tenneco Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated April 16, 2020, File No 1-12387).

4.1	—
Section 382 Rights Agreement, dated as of April 15, 2020, between Tenneco Inc. and Equiniti Trust Company, as rights agent (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated April 16, 2020, File No 1-12387).

+10.5	—	Tenneco Inc. 2006 Long-Term Incentive Plan, as amended and restated effective March 10, 2020 (incorporated by reference to Appendix A of Tenneco’s Definitive Proxy Statement filed on April 1, 2020).

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement

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

Dated: August 6, 2020