Form 10-Q
period 2020-09-30
TENNECO INC
filed 2020-11-06
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 61,123,440 shares outstanding as of November 2, 2020. The number of shares of Class B Non-Voting Common Stock, par value $0.01 per share: 20,308,454 shares outstanding as of November 2, 2020.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:
•general economic, business and market conditions, including the effects of the COVID-19 pandemic;
•disasters, local and global public health emergencies or other catastrophic events, such as fires, earthquakes and flooding, pandemics or epidemics (including the COVID-19 pandemic), where we or other customers do business and any resultant disruptions in the supply or production of goods or services to us or by us in demand by our customers or in the operation of our system, disaster recovery capabilities or business continuity capabilities;
•our ability (or inability) to successfully execute cost reduction, performance improvement and other plans, including our plans to respond to the COVID-19 pandemic and our previously announced accelerated performance improvement plan ("Accelerate"), and to realize the anticipated benefits from these plans;
•changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt and our financial flexibility to respond to the COVID-19 pandemic;
•our ability to maintain compliance with the agreements governing our indebtedness and otherwise have sufficient liquidity through the COVID-19 pandemic;
•our ability to comply with the covenants contained in our debt instruments;
•our working capital requirements;
•our ability to source and procure needed materials, components and other products, and services in accordance with customer demand and at competitive prices;
•the cost and outcome of existing and any future claims, legal proceedings or investigations, including, but not limited to, any of the foregoing arising in connection with the ongoing global antitrust investigation, product performance, product safety or intellectual property rights;
•changes in consumer demand for our original equipment ("OE") products or aftermarket products, prices and our ability to have our products included on top selling vehicles, including any shifts in consumer preferences away from historically higher margin products for our customers and us, to other lower margin vehicles, for which we may or may not have supply arrangements;
•the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the impact of vehicle parts' longer product lives;
•changes in automotive and commercial vehicle manufacturers' production rates and their actual and forecasted requirements for our products, due to difficult economic conditions and/or regulatory or legal changes affecting internal combustion engines and/or aftermarket products;
•our dependence on certain large customers, including the loss of any of our large OE manufacturer customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OE-customers or any change in customer demand due to delays in the adoption or enforcement of worldwide emissions regulations;
•new technologies that reduce the demand for certain of our products or otherwise render them obsolete;
•our ability to introduce new products and technologies that satisfy customers' needs in a timely fashion;
•the overall highly competitive nature of the automotive and commercial vehicle parts industries, and any resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing and volumes over the life of the applicable program);
•risks inherent in operating a multi-national company, including economic conditions, such as currency exchange and inflation rates, political conditions in the countries where we operate or sell our products, adverse changes in trade agreements, tariffs, immigration policies, political stability, tax and other laws, and potential disruptions of production and supply;
•increasing competition from lower cost, private-label products;

•damage to the reputation of one or more of our leading brands;
•the impact of improvements in automotive parts on aftermarket demand for some of our products;
•industry-wide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers;
•developments relating to our intellectual property, including our ability to adapt to changes in technology and the availability and effectiveness of legal protection for our innovations and brands;
•costs related to product warranties and other customer satisfaction actions;
•the failure, breach of, or potential disruption to our information technology systems, including cyber attacks, such as ransomware or similar intrusions, cyber incidents, or misappropriation, exposure or corruption of sensitive information stored on such systems and the interruption to our business that such failure, breach or disruption may cause;
•the impact of consolidation among vehicle parts suppliers and customers on our ability to compete in the highly competitive automotive and commercial vehicle supplier industry;
•changes in distribution channels or competitive conditions in the markets and countries where we operate;
•the evolution towards alternative powertrains, including electrification, car and ride sharing, and autonomous vehicles;
•customer acceptance of new products;
•our ability to successfully integrate, and benefit from, any acquisitions we complete;
•our ability to effectively manage our joint ventures and other third-party relationships;
•the potential impairment in the carrying value of our long-lived assets, goodwill, and other intangible assets or the inability to fully realize our deferred tax assets;
•the negative impact of fuel price volatility on transportation and logistics costs, raw material costs, discretionary purchases of vehicles or aftermarket products, and demand for off-highway equipment;
•increases in the costs of raw materials or components, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, customer recovery, and other methods;
•changes by the Financial Accounting Standards Board ("FASB") or the Securities and Exchange Commission ("SEC") of generally accepted accounting principles or other authoritative guidance;
•changes in accounting estimates and assumptions, including changes based on additional information;
•any changes by the International Organization for Standardization ("ISO") or other such committees in their certification protocols for processes and products, which may have the effect of delaying or hindering our ability to bring new products to market;
•the impact of the extensive, increasing, and changing laws and regulations to which we are subject, including environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved or increased costs or loss of revenues relating to products subject to changing regulation;
•potential volatility in our effective tax rate;
•acts of war and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial, and social conditions in the countries where we operate;
•pension obligations and other postretirement benefits;
•our hedging activities to address commodity price fluctuations; and
•the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.
In addition, this report includes forward-looking statements regarding the Company's ongoing review of strategic alternatives and the potential separation of the Company into a powertrain technology company and an aftermarket and ride performance company. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include (in addition to the risks set forth above):
•the ability to identify and consummate strategic alternatives that yield additional value for shareholders;
•the timing, benefits, and outcome of the Company's strategic review process;
•the structure, terms, and specific risk and uncertainties associated with any potential strategic alternative;
•potential disruptions in our business and stock price as a result of our exploration, review, and pursuit of any strategic alternatives;
•the possibility that the Company may not complete a separation of the aftermarket and ride performance business from the powertrain technology business (or achieve some or all of the anticipated benefits of such a separation);

•the ability to retain and hire key personnel and maintain relationships with customers, suppliers or other business partners;
•the potential diversion of management's attention resulting from a separation;
•the risk the combined company and each separate company following a separation will underperform relative to our expectations;
•the ongoing transaction costs and risk we may incur greater costs following a separation of the business;
•the risk a spin-off is determined to be a taxable transaction;
•the risk the benefits of a separation may not be fully realized or may take longer to realize than expected;
•the risk a separation may not advance our business strategy; and
•the risk a transaction may have an adverse effect on existing arrangements with us, including those related to transition, manufacturing and supply services and tax matters.
The risks included here are not exhaustive. Refer to “Part II, Item 1A — Risk Factors” herein and “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Net sales and operating revenues	$4,256	$4,319	$10,729	$13,307

Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	3,610	3,660	9,447	11,331
Selling, general, and administrative	214	252	658	862
Depreciation and amortization	151	165	481	503
Engineering, research, and development	67	78	199	248
Restructuring charges, net and asset impairments	17	33	622	98
Goodwill and intangible impairment charges	—	9	383	69
	4,059	4,197	11,790	13,111
Other income (expense)
Non-service pension and other postretirement benefit (costs) credits	18	(2)	20	(8)
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	9	1	26	34
Other income (expense), net	12	27	31	43
	39	26	77	69
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	236	148	(984)	265
Interest expense	(68)	(79)	(209)	(242)
Earnings (loss) before income taxes and noncontrolling interests	168	69	(1,193)	23
Income tax (expense) benefit	(648)	9	(453)	(5)
Net income (loss)	(480)	78	(1,646)	18
Less: Net income (loss) attributable to noncontrolling interests	19	8	42	39
Net income (loss) attributable to Tenneco Inc.	$(499)	$70	$(1,688)	$(21)
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(6.12)	$0.87	$(20.75)	$(0.25)
Weighted average shares outstanding	81,456,821	80,916,676	81,325,385	80,903,967
Diluted earnings (loss) per share:
Earnings (loss) per share	$(6.12)	$0.87	$(20.75)	$(0.25)
Weighted average shares outstanding	81,456,821	80,916,676	81,325,385	80,903,967
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(480)	$78	$(1,646)	$18
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	43	(97)	(134)	(80)
Cash flow hedges	1	—	3	1
Defined benefit plans	(14)	3	(15)	2
	30	(94)	(146)	(77)
Comprehensive income (loss)	(450)	(16)	(1,792)	(59)
Less: Comprehensive income (loss) attributable to noncontrolling interests	29	(14)	39	22
Comprehensive income (loss) attributable to common shareholders	$(479)	$(2)	$(1,831)	$(81)
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$716	$564
Restricted cash	5	2
Receivables:
Customer notes and accounts, net	2,675	2,438
Other	108	100
Inventories	1,678	1,999
Prepayments and other current assets	597	632
Total current assets	5,779	5,735
Property, plant, and equipment, net	2,968	3,627
Long-term receivables, net	9	10
Goodwill	507	775
Intangibles, net	1,214	1,422
Investments in nonconsolidated affiliates	541	518
Deferred income taxes	282	607
Other assets	511	532
Total assets	$11,811	$13,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$176	$185
Accounts payable	2,708	2,647
Accrued compensation and employee benefits	370	325
Accrued income taxes	89	72
Accrued expenses and other current liabilities	1,178	1,070
Total current liabilities	4,521	4,299
Long-term debt	5,596	5,371
Deferred income taxes	90	106
Pension and postretirement benefits	1,129	1,145
Deferred credits and other liabilities	518	490
Commitments and contingencies (Note 13)
Total liabilities	11,854	11,411
Redeemable noncontrolling interests	63	196
Tenneco Inc. shareholders’ equity:
Preferred stock — $0.01 par value; none issued	—	—
Class A voting stock — $0.01 par value; shares issued: September 30, 2020 — 75,692,772 and December 31, 2019 — 71,727,061	1	1
Class B non-voting convertible stock — $0.01 par value; shares issued: September 30, 2020 — 20,308,454 and December 31, 2019 — 23,793,669	—	—
Additional paid-in capital	4,437	4,432
Accumulated other comprehensive loss	(854)	(711)
Accumulated deficit	(3,055)	(1,367)
	529	2,355
Shares held as treasury stock — at cost: September 30, 2020 and December 31, 2019 — 14,592,888	(930)	(930)
Total Tenneco Inc. shareholders’ equity	(401)	1,425
Noncontrolling interests	295	194
Total equity	(106)	1,619
Total liabilities, redeemable noncontrolling interests, and equity	$11,811	$13,226
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income (loss)	$(1,646)	$18
Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
Goodwill and intangible impairment charges	383	69
Depreciation and amortization	481	503
Deferred income taxes	302	(115)
Stock-based compensation	13	20
Restructuring charges and asset impairments, net of cash paid	529	12
Change in pension and other postretirement benefit plans	(49)	(49)
Equity in earnings of nonconsolidated affiliates	(26)	(34)
Cash dividends received from nonconsolidated affiliates	18	45
Loss (gain) on sale of assets	(1)	—
Other (gains) losses	2	—
Changes in operating assets and liabilities:
Receivables	(429)	(457)
Inventories	303	112
Payables and accrued expenses	242	99
Accrued interest and accrued income taxes	23	(12)
Other assets and liabilities	10	(147)
Net cash (used) provided by operating activities	155	64
Investing Activities
Acquisitions, net of cash acquired	—	(158)
Proceeds from sale of assets	8	8
Net proceeds from sale of business	3	22
Cash payments for property, plant, and equipment	(308)	(541)
Proceeds from deferred purchase price of factored receivables	176	203
Other	3	—
Net cash (used) provided by investing activities	(118)	(466)
Financing Activities
Proceeds from term loans and notes	143	171
Repayments of term loans and notes	(196)	(278)
Debt issuance costs of long-term debt	(16)	—
Borrowings on revolving lines of credit	4,852	6,804
Payments on revolving lines of credit	(4,647)	(6,548)
Issuance (repurchase) of common shares	(1)	(2)
Cash dividends	—	(20)
Net increase (decrease) in bank overdrafts	9	(12)
Other	10	(2)
Distributions to noncontrolling interest partners	(18)	(20)
Net cash (used) provided by financing activities	136	93
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(18)	2
Increase (decrease) in cash, cash equivalents, and restricted cash	155	(307)
Cash, cash equivalents, and restricted cash, beginning of period	566	702
Cash, cash equivalents, and restricted cash, end of period	$721	$395
Supplemental Cash Flow Information
Cash paid during the period for interest	$188	$230
Cash paid during the period for income taxes, net of refunds	$114	$139
Lease assets obtained in exchange for new operating lease liabilities	$61	$54
Non-cash inventory charge due to aftermarket product line exit	$73	$—
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$79	$118
Deferred purchase price of receivables factored in the period	$197	$208
Reduction in assets from redeemable noncontrolling interest transaction with owner	$53	$—
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders' Equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1	$(930)	$4,432	$(1,367)	$(711)	$1,425	$194	$1,619
Net income (loss)				(839)		(839)	2	(837)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					(199)	(199)	(13)	(212)
Derivatives					(2)	(2)	—	(2)
Defined benefit plans					4	4	—	4
Comprehensive income (loss)						(1,036)	(11)	(1,047)
Stock-based compensation, net	—	—	2	—	—	2	—	2
Reclassification of redeemable noncontrolling interest to permanent equity	—	—	—	—	—	—	82	82
Redeemable noncontrolling interest transaction with owner	—	—	(7)	—	—	(7)	—	(7)
Balance at March 31, 2020	1	(930)	4,427	(2,206)	(908)	384	265	649
Net income (loss)				(350)		(350)	6	(344)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					35	35	4	39
Derivatives					4	4	—	4
Defined benefit plans					(5)	(5)	—	(5)
Comprehensive income (loss)						(316)	10	(306)
Stock-based compensation, net	—	—	6	—	—	6	—	6
Balance at June 30, 2020	1	(930)	4,433	(2,556)	(874)	74	275	349
Net income (loss)				(499)		(499)	12	(487)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					33	33	8	41
Derivatives					1	1	—	1
Defined benefit plans					(14)	(14)	—	(14)
Comprehensive income (loss)						(479)	20	(459)
Stock-based compensation, net	—	—	4	—	—	4	—	4
Balance at September 30, 2020	$1	$(930)	$4,437	$(3,055)	$(854)	$(401)	$295	$(106)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders' Equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1	$(930)	$4,360	$(1,013)	$(692)	$1,726	$190	$1,916
Net income (loss)				(117)		(117)	7	(110)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					29	29	4	33
Derivatives					4	4	—	4
Defined benefit plans					1	1	—	1
Comprehensive income (loss)						(83)	11	(72)
Stock-based compensation, net	—	—	5	—	—	5	—	5
Cash dividends ($0.25 per share)	—	—	—	(20)	—	(20)	—	(20)
Purchase accounting measurement period adjustment	—	—	—	—	—	—	(1)	(1)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2019	1	(930)	4,365	(1,150)	(658)	1,628	199	1,827
Net income (loss)				26		26	9	35
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					(17)	(17)	—	(17)
Derivatives					(3)	(3)	—	(3)
Defined benefit plans					(2)	(2)	—	(2)
Comprehensive income (loss)						4	9	13
Stock-based compensation, net	—	—	6	—	—	6	—	6
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2019	1	(930)	4,371	(1,124)	(680)	1,638	206	1,844
Net Income (loss)				70		70	4	74
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					(75)	(75)	(11)	(86)
Defined benefit plans					3	3	—	3
Comprehensive income (loss)						(2)	(7)	(9)
Acquisitions and other	—	—	—	—	—	—	(3)	(3)
Stock-based compensation, net	—	—	6	—	—	6	—	6
Purchase accounting measurement period adjustment	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2019	$1	$(930)	$4,377	$(1,054)	$(752)	$1,642	$195	$1,837

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

In the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. As a result, certain assets including inventory, real estate, and personal property will no longer be utilized. As such, during the nine months ended September 30, 2020, the Motorparts segment recognized an $82 million non-cash charge to write-down inventory to its net realizable value, a $16 million impairment charge to write-down property, plant, and equipment to its fair value, and a $9 million impairment charge to its operating lease right-of-use assets. Additionally, the Motorparts segment recognized $4 million in restructuring charges related to cash severance expected to be paid in connection with this action. Refer to Note 4, Restructuring Charges, Net and Asset Impairments for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders' equity, and cash flows. The Company's management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 2, 2020. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. There are many uncertainties related to the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows. In response to the expected economic effects of COVID-19, the Company implemented various cost reduction initiatives, including, but not limited to reductions to salary costs and unpaid furloughs; the restructuring actions as discussed in Note 4, Restructuring Charges, Net and Asset Impairments; and the deferral of the Company’s portion of its 2020 employer paid payroll taxes and its U.S. qualified pension plan contributions under the Coronavirus Aid, Relief, and Economic Security Act.
At September 30, 2020, the Company was in compliance with all financial covenants under its credit agreement. On May 5, 2020, the Company entered into a third amendment to its credit agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio. The amendment is discussed in more detail in Note 10, Debt and Other Financing Arrangements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Reclassifications: Certain amounts in the prior period have been aggregated or disaggregated to conform to current year presentation. These reclassifications included reclassifying amounts from restructuring charges, net and asset impairments to cost of sales (exclusive of depreciation and amortization), and selling, general, and administrative expenses. These reclassifications affected the three and nine months ended September 30, 2019 and have no effect on previously reported net income within the condensed consolidated statements of income (loss), other comprehensive income (loss) within the condensed consolidated statements of comprehensive income (loss), and the cash (used) provided by operating, investing or financing activities within the condensed consolidated statements of cash flows.

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

At September 30, 2020 and December 31, 2019, the Company held redeemable noncontrolling interests of $33 million and $44 million which were not currently redeemable or probable of becoming redeemable. The redemption of these redeemable noncontrolling interests is not solely within the Company's control, therefore, they are presented in the temporary equity section of the Company's condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

In addition, at September 30, 2020 and December 31, 2019, the Company held redeemable noncontrolling interests of $30 million and $152 million which were currently redeemable or probable of becoming redeemable. These noncontrolling interests are also presented in the temporary equity section of the Company's condensed consolidated balance sheets and have been remeasured to redemption value. The Company immediately recognizes changes to redemption value as a component of net income (loss) attributable to noncontrolling interests in the condensed consolidated statements of income (loss). These redeemable noncontrolling interests include the following:
•During the first quarter of 2020, the Company completed the process to make a tender offer of the shares it did not own for a subsidiary in India acquired by the Company as part of the Federal-Mogul Acquisition on October 1, 2018, in accordance with local regulations. As a result of completing the tender offer, the redeemable noncontrolling interest was no longer redeemable or probable of becoming redeemable and the amount of $82 million was reclassified to permanent equity during the nine months ended September 30, 2020. Refer to Note 17, Related Party Transactions, for additional information related to the tender offer of this noncontrolling interest; and
•A 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) was retained by K Öhlin Holding AB (“Köhlin”), as a result of the Öhlins acquisition on January 10, 2019. Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins acquisition to sell the KÖ Interest to the Company. Since it is probable the KÖ Interest will become redeemable, the Company recognized the change in carrying value and recorded an increase of $10 million during the nine months ended September 30, 2020 to reflect its redemption value of $30 million at September 30, 2020.

For the nine months ended September 30, 2019, the Company recorded a decrease to the redeemable noncontrolling interests of $8 million, as a result of adjustments made in the measurement period to the preliminary purchase price allocation from the Federal-Mogul Acquisition.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following is a rollforward of activities in the Company's redeemable noncontrolling interests:

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$196	$138
Net income (loss) attributable to redeemable noncontrolling interests	12	19
Other comprehensive income (loss)	(2)	(10)
Acquisition and other	—	17
Noncontrolling interest tender offer redemption	(46)	—
Redemption value measurement adjustment	10	—
Purchase accounting measurement period adjustment	—	(8)
Reclassification of noncontrolling interest to permanent equity	(82)	—
Dividends declared	(25)	(17)
Balance at end of period	$63	$139

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

Earnings (loss) per share: Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares of common stock outstanding	81,456,821	80,916,676	81,325,385	80,903,967
Effect of dilutive securities:
Restricted stock, PSUs, and RSUs	—	—	—	—
Stock options	—	—	—	—
Dilutive shares outstanding	81,456,821	80,916,676	81,325,385	80,903,967

For the three and nine months ended September 30, 2020, the calculation of diluted earnings (loss) per share excluded 2,424,215 and 2,246,177 of share-based awards, as the effect on the calculation would have been anti-dilutive. For the three and nine months ended September 30, 2019, the calculation of diluted earnings (loss) per share excluded 1,895,180 and 1,865,345 of share-based awards, as the effect on the calculation would have been anti-dilutive.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

Assets Held for Sale
On October 17, 2020, the Company entered into an agreement to sell a non-core business and its related assets for $15 million. The sale of the business closed on October 31, 2020 and the related assets shortly thereafter. The Company received $5 million of the purchase price at closing with the remaining to be received in installment payments through the fourth quarter of 2023. The Company recognized an impairment on these assets held for sale of $2 million and $1 million during the three and nine months ended September 30, 2020.

The related assets and liabilities for this non-core business are classified as held for sale at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Assets
Receivables	$3	$5
Inventories	7	8
Other current assets	1	1
Long-lived assets	17	18
Goodwill	2	4
Impairment on carrying value	(9)	(8)
Total assets held for sale	$21	$28
Liabilities
Accounts payable	$3	$4
Accrued liabilities	1	2
Total liabilities held for sale	$4	$6

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
In addition to the non-core business above, at September 30, 2020, the Company had approximately $22 million of property, plant, and equipment, primarily land and buildings and non-core machinery and equipment, and $2 million of related liabilities across multiple segments that are expected to be sold in the next twelve months. The related assets and liabilities have been classified as held for sale at September 30, 2020 and are not included in the table above. The Company recognized a non-cash impairment charge of $1 million during the nine months ended September 30, 2020 related to these assets held for sale.

The assets and liabilities held for sale are recorded in prepayments and other current assets and accrued expenses and other current liabilities in the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.

On March 1, 2019, in accordance with a stock and asset purchase agreement, the Company sold certain assets and liabilities related to a non-core business and received sale proceeds of $22 million, subject to customary working capital adjustments. During the three and nine months ended September 30, 2020, the Company received $3 million of proceeds due to the finalization of working capital adjustments.

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

For the three and nine months ended September 30, 2020 and 2019, restructuring charges, net and asset impairments by segment are as follows:

	Three Months Ended September 30, 2020
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$1	$13	$—	$—	$—	$14

Asset impairments related to restructuring actions	—	—	—	1	—	1
Impairment of assets held for sale	—	—	—	2	—	2
Total asset impairment charges	—	—	—	3	—	3
Total restructuring charges, net and asset impairments	$1	$13	$—	$3	$—	$17

	Three Months Ended September 30, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$6	$11	$5	$2	$1	$25
Impairment of assets held for sale	—	—	—	8	—	8
Total restructuring charges, net and asset impairments	$6	$11	$5	$10	$1	$33

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Nine Months Ended September 30, 2020
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$23	$50	$24	$17	$5	$119

Asset impairments related to restructuring actions	—	3	—	26	—	29
Other non-restructuring asset impairments	—	—	455	—	17	472
Impairment of assets held for sale	—	1	—	1	—	2
Total asset impairment charges	—	4	455	27	17	503
Total restructuring charges, net and asset impairments	$23	$54	$479	$44	$22	$622

	Nine Months Ended September 30, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$25	$29	$20	$12	$2	$88
Other non-restructuring asset impairments	1	—	—	1	—	2
Impairment of assets held for sale	—	—	—	8	—	8
Total restructuring charges, net and asset impairments	$26	$29	$20	$21	$2	$98

Severance and other charges, net
Severance and other charges, net for the three months ended September 30, 2020 include the following actions:
•In conjunction with the Company's previously announced Project Accelerate, and in response to the COVID-19 global pandemic, the Company is executing global headcount reductions, subject to negotiation with works councils in certain jurisdictions. The Company began implementing these actions during the second quarter of 2020 and expects to complete them during 2021. During the three months ended September 30, 2020, the Powertrain segment recognized an incremental $1 million charge in connection with these actions.
•In addition to the actions above, the Company initiated several other cost reduction initiatives across all segments and regions aimed at optimizing the Company's cost structure. During the three months ended September 30, 2020, the Powertrain segment recognized a cash severance charge of $4 million in connection with these programs, which was offset by a revision to previously recorded estimates of $3 million in the Ride Performance segment.
•During the three months ended September 30, 2020, the Company incurred $3 million in restructuring and other costs related to previously announced plant relocation and closures within its Ride Performance segment.

Severance and other charges, net for the nine months ended September 30, 2020 include the following actions:
•In conjunction with the Company's previously announced Project Accelerate, and in response to the COVID-19 global pandemic, the Company is executing global headcount reductions, subject to negotiation with works councils in certain jurisdictions. The Company began implementing these actions during the second quarter of 2020 and expects to complete them during 2021. During the nine months ended September 30, 2020, the Company recognized a charge of $26 million in connection with the cash severance costs expected to be paid in connections with these actions. Clean Air recognized charges of $9 million, Powertrain recognized charges of $8 million, Motorparts recognized charges of $5 million, Ride Performance recognized charges of $3 million, and corporate recognized charges of $1 million.
•In addition to the actions above, the Company initiated several other cost reduction initiatives across all segments and regions aimed at optimizing the Company's cost structure. During the nine months ended September 30, 2020, the Company recognized cash severance charges of $33 million expected to be paid under these programs. Clean Air recognized charges of $12 million, Powertrain recognized charges of $12 million, Motorparts recognized charges of $2 million, and Ride Performance recognized charges of $7 million.
•During the nine months ended September 30, 2020, the Powertrain segment incurred $16 million in restructuring and other costs related to plant relocations and closures, and $5 million related to a cost reduction program in one of its product lines.
•During the nine months ended September 30, 2020, the Company incurred $13 million in restructuring and other costs related to previously announced plant relocation and closures within its Ride Performance segment.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
•In the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers; as discussed in Note 1, Description of Business. During the nine months ended September 30, 2020, the Motorparts segment recognized $4 million in restructuring charges related to cash severance expected to be paid in connection with this action. In addition, the Motorparts segment also recognized charges during the nine months ended September 30, 2020 of $4 million in connection with an infrastructure cost reduction program in one of its regions.
•The Company also incurred $4 million in cash severance costs for the elimination of certain redundant positions within its corporate component in the nine months ended September 30, 2020.

On June 30, 2020, the Company approved a voluntary termination program within the Powertrain segment at one of its European bearings plants aimed at reducing headcount, as negotiated with the works council and union. The Company anticipates implementing headcount reductions during 2020 and continuing into 2021 through a voluntary early retirement program and a voluntary special termination program. Restructuring and related charges are expected to be incurred during the remainder of 2020 and in 2021 aggregating to approximately $31 million. The charges are expected to be comprised of approximately $10 million for postemployment benefits, including an early retirement program, and $21 million of special termination benefits. In addition, the Company expects to incur additional costs of approximately $2 million for customer validation, equipment transfer, and related expenditures. During the three and nine months ended September 30, 2020, restructuring costs incurred related to this program were $6 million and $7 million.

During the three and nine months ended September 30, 2019, the Company incurred $3 million and $12 million in restructuring and related costs and reduced previously recorded estimates by $1 million and $3 million related to a restructuring plan designed to achieve a portion of the synergies the Company anticipated achieving in connection with the Federal-Mogul Acquisition. Pursuant to the plan, the Company reduced its headcount globally across all segments. During the three and nine months ended September 30, 2019, the Ride Performance segment incurred $5 million and $13 million in restructuring and other costs related to plant relocations and closures.

Restructuring reserve rollforward
Amounts related to activities that were charged to restructuring reserves by reportable segments are as follows:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance at December 31, 2019	$23	$30	$23	$16	$92	$9	$101
Provisions	—	2	7	2	11	4	15
Revisions to estimates	—	(1)	(1)	—	(2)	—	(2)
Payments	(4)	(4)	(9)	(4)	(21)	(9)	(30)
Foreign currency	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2020	19	27	19	14	79	4	83
Provisions	24	36	18	17	95	1	96
Revisions to estimates	(2)	—	—	(2)	(4)	—	(4)
Payments	(6)	(6)	(17)	(5)	(34)	(1)	(35)
Balance at June 30, 2020	35	57	20	24	136	4	140
Provisions	1	14	3	1	19	—	19
Revisions to estimates	—	(1)	(3)	(1)	(5)	—	(5)
Payments	(5)	(11)	(3)	(6)	(25)	(3)	(28)
Foreign currency	—	—	—	—	—	1	1
Balance at September 30, 2020	$31	$59	$17	$18	$125	$2	$127

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance at December 31, 2018	$17	$15	$25	$43	$100	$3	$103
Provisions	5	1	5	4	15	1	16
Payments	(6)	(3)	(5)	(14)	(28)	(2)	(30)
Balance at March 31, 2019	16	13	25	33	87	2	89
Provisions	14	17	10	8	49	—	49
Revisions to estimates	—	—	—	(2)	(2)	—	(2)
Payments	(2)	(4)	(7)	(7)	(20)	(1)	(21)
Balance at June 30, 2019	28	26	28	32	114	1	115
Provisions	6	11	5	4	26	1	27
Revisions to estimates	—	—	—	(2)	(2)	—	(2)
Payments	(7)	(4)	(9)	(13)	(33)	(2)	(35)
Foreign currency	(1)	—	—	—	(1)	—	(1)
Balance at September 30, 2019	$26	$33	$24	$21	$104	$—	$104

The following table provides a summary of the Company's restructuring liabilities and related activity for each type of exit costs:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Employee Costs	Facility Closure and Other Costs	Total	Employee Costs	Facility Closure and Other Costs	Total
Balance at beginning of period	$97	$4	$101	$98	$5	$103
Provisions	10	5	15	11	5	16
Revisions to estimates	(2)	—	(2)	—	—	—
Payments	(23)	(7)	(30)	(25)	(5)	(30)
Foreign currency	(1)	—	(1)	—	—	—
Balance at March 31	81	2	83	84	5	89
Provisions	90	6	96	44	5	49
Revisions to estimates	(4)	—	(4)	(2)	—	(2)
Payments	(31)	(4)	(35)	(16)	(5)	(21)
Balance at June 30	136	4	140	110	5	115
Provisions	16	3	19	22	5	27
Revisions to estimates	(4)	(1)	(5)	(2)	—	(2)
Payments	(24)	(4)	(28)	(29)	(6)	(35)
Foreign currency	1	—	1	(1)	—	(1)
Balance at end of period	$125	$2	$127	$100	$4	$104

Asset impairments
Asset impairments related to restructuring actions
During the nine months ended September 30, 2020, as a result of the actions in the Motorparts segment discussed above, asset impairment charges of $25 million were recognized which included $16 million related to the write-down of property, plant, and equipment to its fair value, and $9 million of impairment charge to its operating lease right-of-use assets. Refer to Note 1, Description of Business, for additional information.

During the nine months ended September 30, 2020, the Powertrain segment incurred $3 million in asset impairment charges in connection with its plant relocation and closure actions.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Other non-restructuring asset impairments
The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. During the first quarter of 2020, the Company concluded impairment triggers had occurred for certain long-lived asset groups in the Ride Performance segment as a result of the effects of the COVID-19 global pandemic on the Company's projected financial information. Accordingly, the Company tested these long-lived asset groups for recoverability by performing undiscounted cash flow analyses. Based on these analyses, the net carrying values of these asset groups exceeded their undiscounted future cash flows. As such, the Company estimated the fair values of these asset groups at March 31, 2020 and compared them to their carrying values. As the net carrying values of these long-lived asset groups exceeded their fair values, the Company recorded long-lived asset impairment charges for property, plant, and equipment of $455 million during the nine months ended September 30, 2020. Refer to Note 9, Fair Value for additional information on the fair value estimates used in these analyses.

As a result of changes in the business, during the first quarter of 2020, the Company assessed and concluded an impairment trigger had occurred for certain long-lived asset groups in its corporate component. Accordingly, the Company tested these long-lived asset groups for recoverability. The Company estimated the fair value of these asset groups and compared it to the carrying value. As the net carrying value exceeded fair value, the Company recorded long-lived asset impairment charges of $17 million during the nine months ended September 30, 2020. Included in the asset impairment charges for the nine months ended September 30, 2020 are $11 million related to property, plant, and equipment and $6 million related to operating lease right-of-use assets.

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

Impairment of assets held for sale
Refer to Note 3, Acquisitions and Divestitures, for additional information on impairments of assets held for sale.

5. Inventories

At September 30, 2020 and December 31, 2019, inventory consists of the following:

	September 30, 2020	December 31, 2019
Finished goods	$734	$1,027
Work in process	441	460
Raw materials	400	408
Materials and supplies	103	104
	$1,678	$1,999

6. Goodwill and Other Intangible Assets

During the three months ended September 30, 2020, the Company performed a review of potential triggering events, and concluded no events indicated it was more likely than not that the fair values of its reporting units had declined to below their carrying values. There are many uncertainties regarding the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows. As a result, if there is an adverse change to the Company’s projected financial information, due to business performance or market conditions, this may be indicative that the fair value of its reporting units have declined below their carrying values, which may result in non-cash goodwill or intangible asset impairment charges in a future period.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
During the first quarter of 2020, the Company concluded it was more likely than not that the fair values of certain of its reporting units and its indefinite-lived intangible assets had declined to below their carrying values as a result of the effects of the COVID-19 global pandemic on the Company's projected financial information. The Company completed a goodwill impairment analysis for four of its reporting units with goodwill in the Powertrain, Motorparts, and Ride Performance segments. The difference between the reporting units' carrying values and fair values were recognized as impairment charges. The Company recognized $267 million in non-cash impairment charges related to its goodwill during the nine months ended September 30, 2020, which represented full impairments of the goodwill in one reporting unit in the Powertrain segment and one reporting unit in the Ride Performance segment, and partial impairments of goodwill in one reporting unit in the Powertrain segment and one reporting unit in the Motorparts segment.

During the first quarter of 2020, the Company also completed an analysis to determine the fair value of its trade names and trademarks for its reporting units in the Ride Performance and Motorparts segments. It was determined their carrying values exceeded their fair values and the Company recognized $51 million in non-cash impairment charges related to these indefinite-lived intangible assets during the nine months ended September 30, 2020, which represented a full impairment of the trade names and trademarks in one of the reporting units in the Motorparts segment, and a partial impairment of the trade names and trademarks in one of the reporting units in the Ride Performance segment and one of the reporting units in the Motorparts segment.

As discussed in more details in Note 4, Restructuring Charges, Net and Asset Impairments, the Company concluded impairment triggers had occurred during the first quarter of 2020 for certain long-lived asset groups within the Ride Performance segment. As a result, the Company recorded non-cash impairment charges of $65 million related to its definite-lived intangible assets during the nine months ended September 30, 2020, which represented full impairments of the definite-lived intangible assets in these two reporting units.

Impairment charges for goodwill and intangible assets recognized by segment during the nine months ended September 30, 2020 consist of the following:

	Nine Months Ended September 30, 2020
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

The following table shows a summary of the number of reporting units with goodwill in each segment and whether or not the reporting unit's fair value exceeds its carrying value by more or less than 10% based on each respective reporting units most recent goodwill impairment analysis:

	Segments
	Clean Air	Powertrain	Ride Performance	Motorparts
Number of reporting units with goodwill	3	1	1	1

Number of reporting units where fair value exceeds carrying value:
Greater than 10%	3	—	1	—
Less than 10%	—	1	—	1

Goodwill for reporting units where fair value exceeds carrying value:
Greater than 10%	$22	$—	$7	$—
Less than 10%	—	165	—	313
	$22	$165	$7	$313

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
At September 30, 2020 and December 31, 2019, goodwill consists of the following:

	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Gross carrying amount at December 31, 2019	$22	$343	$259	$620	$1,244
Foreign exchange	—	—	(3)	—	(3)
Gross carrying amount at March 31, 2020	22	343	256	620	1,241
Foreign exchange	—	—	3	—	3
Gross carrying amount at June 30, 2020	22	343	259	620	1,244
Reclassified from held for sale	—	—	—	2	2
Foreign exchange	—	—	1	1	2
Gross carrying amount at September 30, 2020	22	343	260	623	1,248

Accumulated impairment loss at December 31, 2019	—	(18)	(212)	(239)	(469)
Impairment	—	(160)	(37)	(70)	(267)
Accumulated impairment loss at March 31, 2020	—	(178)	(249)	(309)	(736)
Foreign exchange	—	—	(3)	—	(3)
Accumulated impairment loss at June 30, 2020	—	(178)	(252)	(309)	(739)
Foreign exchange	—	—	(1)	(1)	(2)
Accumulated impairment loss at September 30, 2020	—	(178)	(253)	(310)	(741)

Net carrying value at September 30, 2020	$22	$165	$7	$313	$507

During the first quarter of 2019, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. The Company reassigned assets and liabilities (excluding goodwill) to the reporting units affected. Goodwill was then reassigned to the reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. The Company also performed an impairment analysis on a post-reorganization basis and determined $60 million of goodwill was impaired for two reporting units within its Ride Performance segment, one of which was a full impairment of the goodwill. As a result, this non-cash charge was recorded in the nine months ended September 30, 2019. Goodwill allocated to other reporting units was supported by the valuation performed at that time.

During the third quarter of 2019, the Company completed purchase accounting for the Federal-Mogul Acquisition. As a result, the final goodwill allocation was reassigned to the reorganized segments and reporting unit structure that occurred in the first quarter of 2019 using a relative fair value approach and the Company determined an incremental $9 million of goodwill was impaired for one reporting unit in its Ride Performance segment. This non-cash charge was recorded in the three months ended September 30, 2019 and the total impairment charges recognized in the nine months ended September 30, 2019 for the reorganization of the reporting units that occurred in the first quarter of 2019 was $69 million.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
At September 30, 2020 and December 31, 2019, the Company's intangible assets consist of the following:

		September 30, 2020			December 31, 2019
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10 years	$990	$(257)	$733	$988	$(123)	$865
Customer contract	10 years	8	(6)	2	8	(6)	2
Patents	10 to 17 years	1	(1)	—	1	(1)	—
Technology rights	10 to 30 years	135	(47)	88	133	(37)	96
Packaged kits know-how	10 years	54	(11)	43	54	(7)	47
Catalogs	10 years	47	(9)	38	47	(6)	41
Licensing agreements	3 to 5 years	64	(31)	33	63	(18)	45
Land use rights	28 to 46 years	48	(4)	44	47	(3)	44
		1,347	(366)	981	1,341	(201)	1,140
Indefinite-lived intangible assets:
Trade names and trademarks				233			282
Total				$1,214			$1,422

The amortization expense associated with definite-lived intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$32	$33	$98	$101

The expected future amortization expense for the Company's definite-lived intangible assets is as follows:

	2020	2021	2022	2023	2024	2025 and thereafter	Total
Expected amortization expense	$32	$129	$124	$121	$114	$461	$981

7. Investment in Nonconsolidated Affiliates

The Company's ownership interest in affiliates accounted for under the equity method is as follows:

	September 30, 2020	December 31, 2019
Anqing TP Goetze Piston Ring Company Limited (China)	35.7%	35.7%
Anqing TP Powder Metallurgy Co., Ltd (China)	20.0%	20.0%
Dongsuh Federal-Mogul Industrial Co. Ltd. (Korea)	50.0%	50.0%
Farloc Argentina SAIC Y F (Argentina)	23.9%	23.9%
Federal-Mogul Powertrain Otomotiv A.S. (Turkey)	50.0%	50.0%
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti. (Turkey)	25.0%	25.0%
Federal-Mogul TP Liners, Inc. (U.S.)	46.0%	46.0%
Frenos Hidraulicos Automotrices, S.A. de C.V. (Mexico)	49.0%	49.0%
JURID do Brasil Sistemas Automotivos Ltda. (Brazil)	19.9%	19.9%
KB Autosys Co., Ltd. (Korea)	33.6%	33.6%
Montagewerk Abgastechnik Emden GmbH (Germany)	50.0%	50.0%

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
The Company's investments in its nonconsolidated affiliates at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Investments in nonconsolidated affiliates	$541	$518

The carrying amount of the Company's investments in its nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $265 million and $251 million at September 30, 2020 and December 31, 2019.

The following table represents the activity from the Company's investments in its nonconsolidated affiliates for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$9	$1	$26	$34
Cash dividends received from nonconsolidated affiliates	$—	$18	$18	$45

During the three and nine months ended September 30, 2019, the Company made adjustments in the measurement period to the preliminary purchase price allocation for the Federal-Mogul Acquisition which resulted in a reduction to the fair value of its investments in nonconsolidated affiliates of $4 million. As a result of finalizing purchase accounting and completing a purchase price allocation for certain equity method investments, a $10 million reduction to equity in earnings was recognized in the three and nine months ended September 30, 2019. The non-cash reduction in equity earnings was to recognize the basis difference between the fair value and book value of certain assets, including inventory, property, plant, and equipment, and intangible assets. The purchase price allocation for the Federal-Mogul Acquisition was finalized in the third quarter of 2019.

The following tables present summarized aggregated financial information of the Company's nonconsolidated affiliates for the three and nine months ended September 30, 2020 and 2019. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company's proportionate share:

	Three Months Ended September 30, 2020
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$73	$72	$140	$285
Gross profit	$21	$17	$27	$65
Income from continuing operations	$16	$18	$9	$43
Net income	$11	$16	$8	$35

	Three Months Ended September 30, 2019
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$85	$33	$115	$233
Gross profit	$18	$8	$20	$46
Income from continuing operations	$13	$8	$11	$32
Net income	$12	$7	$9	$28

	Nine Months Ended September 30, 2020
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$193	$113	$286	$592
Gross profit	$53	$28	$53	$134
Income from continuing operations	$43	$29	$20	$92
Net income	$34	$26	$16	$76

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

Concentrations of Credit Risk
Financial instruments including cash equivalents and derivative contracts expose the Company to counterparty credit risk for non-performance. The Company's counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company's requirement of high credit standing. The Company's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company's concentration of credit risk related to derivative contracts at September 30, 2020 and December 31, 2019 is not material.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
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

The following table summarizes by position the notional amounts for foreign currency forward contracts at September 30, 2020 (all of which mature in 2020):

Notional Amount
Long positions	$43
Short positions	$(43)

Cash-Settled Share and Index Swap Transactions
The Company selectively uses swaps to reduce market risk associated with its deferred compensation liabilities, which increase as the Company's stock price increases and decrease as the Company's stock price decreases. The Company has entered into a cash-settled share swap agreement that moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. At September 30, 2020, the Company hedged its deferred compensation liability related to approximately 1,700,000 common share equivalents, an increase of 1,100,000 common share equivalents from December 31, 2019. In the first quarter of 2020, the Company entered into an S&P 500 index fund ETF swap agreement to further reduce its market risk, which will act as a natural hedge offsetting an equivalent amount of indexed investments in the Company's deferred compensation plans. The fair value of these swap agreements is recorded in prepayments and other current assets or accrued expenses and other current liabilities in the condensed consolidated balance sheets. The fair value of these derivative instruments is not considered material to the condensed consolidated financial statements, refer to Note 9, Fair Value for additional information.

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

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI or OCL”) and makes regular reclassifying adjustments into cost of sales within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $14 million and $19 million at September 30, 2020 and December 31, 2019. Substantially all of the commodity price hedge contracts mature within one year.

Net Investment Hedge — Foreign Currency Borrowings — The Company has foreign currency denominated debt, €779 million of which was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company. Changes to its carrying value are included in the condensed consolidated statements of changes in shareholders' equity in the foreign currency translation component of OCL and offset against the translation adjustment on the underlying net assets of those foreign subsidiaries and affiliates, which are also recorded in OCL. The Company’s debt instruments are discussed further in Note 10, Debt and Other Financing Arrangements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
The following table is a summary of the carrying value of derivative and non-derivative instruments designated as hedges at September 30, 2020 and December 31, 2019:

		Carrying Value
	Balance sheet classification	September 30, 2020	December 31, 2019
Commodity price hedge contracts designated as cash flow hedges	Prepayments and other current assets	$2	$—
Foreign currency borrowings designated as net investment hedges	Long-term debt	$913	$850

The following table represents the amount of gain (loss) recognized in accumulated other comprehensive income (loss) before any reclassifications into net income (loss) for derivative and non-derivative instruments designated as hedges for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commodity price hedge contracts designated as cash flow hedges	$1	$(1)	$3	$—
Foreign currency borrowings designated as net investment hedges	$(38)	$38	$(40)	$45

The Company estimates approximately $2 million included in accumulated OCI or OCL at September 30, 2020 will be reclassified into net income (loss) within the following twelve months. Refer to Note 15, Shareholders' Equity for further information.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities included in the Company's condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 that are recognized at fair value on a recurring basis and indicate the fair value hierarchy utilized to determine such fair values:

		September 30, 2020		December 31, 2019
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative asset (liability) instruments:
Swap agreements	Level 2	$2	$2	$(1)	$(1)
Commodity contracts	Level 2	$2	$2	$—	$—

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Commodity Contracts and Foreign Currency Contracts
The Company calculates the fair value of its commodity contracts and foreign currency contracts using commodity forward rates and currency forward rates, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at September 30, 2020 and December 31, 2019.

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

As the net carrying values of the long-lived asset groups exceeded their fair values, the Company recorded long-lived asset impairment charges consisting of $65 million of definite-lived intangible assets and $455 million of property, plant, and equipment, during the nine months ended September 30, 2020. Refer to Note 4, Restructuring Charges, Net and Asset Impairments for additional information on asset impairments and refer to Note 6, Goodwill and Other Intangible Assets, for additional information on the definite-lived intangible asset impairments.

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

During the first quarter of 2020, it was determined the carrying values of certain reporting units, and the Company's trade names and trademarks exceeded their fair values. As a result, the Company recognized $267 million in non-cash impairment charges related to its goodwill and $51 million in non-cash impairment charges related to its indefinite-lived intangible assets during the nine months ended September 30, 2020. Refer to Note 6, Goodwill and Other Intangible Assets, for additional information on the goodwill and indefinite-lived intangible asset impairments.

During the first quarter of 2019, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. Refer to Note 6, Goodwill and Other Intangible Assets, for additional information on the goodwill impairment recognized in the nine months ended September 30, 2019.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Financial Instruments Not Carried at Fair Value
The estimated fair value of the Company's outstanding debt is as follows:

		September 30, 2020		December 31, 2019
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$5,151	$4,788	$5,179	$5,113

The fair value of the Company's public senior notes and private borrowings under its senior credit facility is based on observable inputs, and its borrowings on the revolving credit facility approximate fair value. The Company also had $181 million and $192 million at September 30, 2020 and December 31, 2019 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

10. Debt and Other Financing Arrangements

Long-Term Debt
A summary of the Company's long-term debt obligations at September 30, 2020 and December 31, 2019 is set forth in the following table:

	September 30, 2020		December 31, 2019
	Principal	Carrying Amount (a)	Principal	Carrying Amount (a)
Credit Facilities
Revolver Borrowings
Due 2023	$429	$429	$183	$183
Term Loans
LIBOR plus 2.50% Term Loan A due 2019 through 2023(b)	1,552	1,541	1,615	1,608
LIBOR plus 3.00% Term Loan B due 2019 through 2025	1,670	1,613	1,683	1,623
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	223	225	222
$500 million of 5.000% Senior Notes due 2026	500	495	500	494
Senior Secured Notes
€415 million of 4.875% Euro Fixed Rate Notes due 2022	486	496	465	479
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024	352	355	336	340
€350 million of 5.000% Euro Fixed Rate Notes due 2024	410	428	392	413
Other debt, primarily foreign instruments	21	20	14	13
		5,600		5,375
Less - maturities classified as current		4		4
Total long-term debt		$5,596		$5,371

(a)Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $75 million and $76 million at September 30, 2020 and December 31, 2019. Total unamortized debt (premium) discount, net was $(30) million and $(37) million at September 30, 2020 and December 31, 2019.
(b)The interest rate on Term Loan A at December 31, 2019 was LIBOR plus 1.75%.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Short-Term Debt
The Company's short-term debt at September 30, 2020 and December 31, 2019 consists of the following:

	September 30, 2020	December 31, 2019
Maturities classified as current	$4	$4
Short-term borrowings(a)	161	179
Bank overdrafts	11	2
Total short-term debt	$176	$185

(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

Amortization of debt issuance costs and original issue discounts (premiums)
Interest expense associated with the amortization of the debt issuance costs and original issue discounts (premiums) recognized in the Company's condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of debt issuance fees	$6	$5	$16	$14
Accretion of debt premium	$(2)	$(3)	$(8)	$(9)

Included in the table above is the amortization of debt issuance costs on the revolver of $1 million in each of the three months ended September 30, 2020 and 2019, and $3 million in each of the nine months ended September 30, 2020 and 2019. The unamortized debt issuance costs related to the revolver are included in other assets in the condensed consolidated balance sheets.

Credit Facilities
Financing Arrangements
The table below shows the Company's borrowing capacity on committed credit facilities at September 30, 2020:

	Committed Credit Facilities at September 30, 2020
	Term	Available(b)
		(in billions)
Tenneco Inc. revolving credit facility (a)	2023	$1.1
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2020 - 2028	—
		$1.1

(a)The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)Letters of credit reduce the available borrowings under the revolving credit facility.

The Company also had $74 million of outstanding letters of credit under uncommitted facilities at September 30, 2020.

At September 30, 2020, the Company had liquidity of $1.8 billion comprised of $721 million of cash and $1.1 billion undrawn on its revolving credit facility. During the three months ended September 30, 2020, the Company repaid $1.1 billion of its $1.5 billion revolving credit facility.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Term Loans
On October 1, 2018, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the "New Credit Facility") in connection with the Federal-Mogul Acquisition, which has been amended by the first amendment, dated February 14, 2020 ("the "First Amendment"), by the second amendment, dated February 14, 2020 (the "Second Amendment"), and by the third amendment, dated May 5, 2020 (the "Third Amendment"). The New Credit Facility provides $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility ("Term Loan A"), and a seven-year $1.7 billion term loan B facility ("Term Loan B"). The Company paid $8 million in one-time fees in connection with the First Amendment and Second Amendment, and $10 million in one-time fees in connection with the Third Amendment.

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

New Credit Facility — Other Terms and Conditions — After giving effect to the Third Amendment, the Company must comply with certain less restrictive financial maintenance covenants for the revolving credit facility and the Term Loan A facility. The financial maintenance covenants are subject to several covenant reset triggers (“Covenant Reset Triggers”) that limit certain activities of the Company by implementing more restrictive affirmative and negative covenants, as more fully described below. If a Covenant Reset Trigger occurs, the financial maintenance covenants revert back to the previous financial maintenance covenants in effect immediately prior to the Third Amendment (and described below) (the “Prior Financial Covenants”). The financial maintenance covenants include (i) a requirement to have a senior secured leverage ratio (as defined in the New Credit Facility), with step-downs, as detailed in the table below; (ii) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility), with step-downs, as follows:

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

The Covenant Reset Triggers in the Third Amendment generally prohibit the Company from repaying the Senior Unsecured Notes. After giving effect to the Third Amendment, so long as no default exists under its New Credit Facility, the Company would be permitted to (i) make regularly scheduled interest and principal payments as and when due in respect of the Senior Unsecured Notes, (ii) refinance the Senior Unsecured Notes with the net cash proceeds of permitted refinancing indebtedness (as defined in the New Credit Facility); (iii) make payments in respect of the Senior Unsecured Notes in an amount equal to the net cash proceeds of qualified capital stock (as defined in the New Credit Facility) issued after May 5, 2020; (iv) convert any Senior Unsecured Notes into qualified capital stock issued after May 5, 2020; and (v) make additional payments of the Senior Unsecured Notes provided that after giving effect to such additional payments the consolidated leverage ratio would be equal to or less than 2.00 to 1 after giving effect to such additional payments. The foregoing limitations regarding repayment and refinancing of the Senior Unsecured Notes apply from the effectiveness of the Third Amendment until delivery of a Covenant Reset Certificate.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
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

Subject to limited exceptions, all of the Company's existing and future material, domestic wholly owned subsidiaries fully and unconditionally guarantee its Senior Unsecured Notes and Senior Secured Notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed the Company's Senior Notes to make distributions to the Company.

At September 30, 2020, the Company was in compliance with all of its financial covenants.

Other Debt
Other debt consists primarily of subsidiary debt.

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements
The Company has securitization programs for some of its accounts receivable, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Borrowings on securitization programs	$6	$4

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

The amount of accounts receivable outstanding and derecognized for these factoring and drafting arrangements was $0.9 billion and $1.0 billion at September 30, 2020 and December 31, 2019. In addition, the deferred purchase price receivable was $49 million and $33 million at September 30, 2020 and December 31, 2019.

Proceeds from the factoring of accounts receivable qualifying as sales and drafting programs was $1.1 billion for each of the three months ended September 30, 2020 and 2019 and was $3.0 billion and $3.6 billion for the nine months ended September 30, 2020 and 2019.

The following table represents the Company's expenses associated with these arrangements for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss on sale of receivables(a)	$5	$9	$15	$23

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

In September 2020, the Company renegotiated one of its collective bargaining agreements in the U.S. which eliminated health care benefits in retirement if benefits are not commenced by September 24, 2021 for participants covered by the union agreement. This amendment resulted in a non-cash curtailment gain of $21 million for the three and nine months ended September 30, 2020.

During the three and nine months ended September 30, 2020, the Company paid lump sums out of certain pension plans in connection with a previously announced plant closure. These lump sums were paid out of the pension plan assets and resulted in a non-cash settlement charge of $5 million for the three and nine months ended September 30, 2020. The Company expects additional lump sums to be paid out of pension plan assets during the fourth quarter 2020.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Components of net periodic benefit costs (credits) for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	2020	2019
Service cost	$—	$7	$1	$6	$—	$—
Interest cost	11	4	13	6	2	3
Expected return on plan assets	(16)	(5)	(17)	(5)	—	—
Settlement loss	—	5	—	—	—	—
Curtailment gain	—	—	—	—	(21)	—
Net amortization:
Actuarial loss	1	3	1	1	1	1
Prior service cost (credit)	—	—	—	1	(3)	(2)
Net pension and postretirement costs (credits)	$(4)	$14	$(2)	$9	$(21)	$2

	Nine Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	2020	2019
Service cost	$1	$19	$2	$18	$—	$—
Interest cost	31	13	40	18	7	10
Expected return on plan assets	(48)	(13)	(51)	(14)	—	—
Settlement loss	—	5	—	—	—	—
Curtailment gain	—	—	—	—	(21)	—
Net amortization:
Actuarial loss	4	7	3	4	2	3
Prior service cost (credit)	—	—	—	1	(7)	(6)
Net pension and postretirement costs (credits)	$(12)	$31	$(6)	$27	$(19)	$7

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

For the three months ended September 30, 2020, the Company recorded income tax expense of $648 million on income from continuing operations before income taxes of $168 million. This compares to an income tax benefit of $9 million on income from continuing operations of $69 million in the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the Company recorded income tax expense of $453 million on loss from continuing operations before income taxes of $1.2 billion. This compares to an income tax expense of $5 million on income from continuing operations before income taxes of $23 million in the nine months ended September 30, 2019.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Income tax expense for the three months ended September 30, 2020 differs from the U.S. statutory rate due primarily to (i) a $369 million and $11 million non-cash charge relating to the establishment of valuation allowances on deferred tax assets recognized in prior years for the U.S. and France; (ii) a non-cash tax benefit of $2 million relating to the reversal of a valuation allowance in China; and (iii) a $145 million non-cash charge to adjust the estimated annual tax rate for the tax benefit that can no longer be recognized due to the change in positions for these respective entities.

Income tax benefit for the nine months ended September 30, 2020 differs from the U.S. statutory rate due primarily to $39 million of tax benefit recognized related to asset impairment charges of $883 million, the discrete items noted above, and pre-tax income taxed at rates higher than the U.S. statutory tax rate, and pre-tax losses with no tax benefit.

Income tax expense for the three and nine months ended September 30, 2019 differ from the U.S. statutory rate due primarily to $33 million of net tax benefit recognized relating to a valuation allowance release for an entity in Spain, pre-tax income taxed at rates higher than the U.S. statutory rate and pre-tax losses with no tax benefit.

The Company considers both positive and negative evidence and evaluates its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, reversals of existing taxable temporary differences and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

Due to the sudden and sharp decline in industry demand, and the temporary suspension of production at the Company's U.S. manufacturing facilities as a result of the COVID-19 global pandemic, it incurred a significant U.S. pre-tax loss for the second quarter of 2020. Based on the market research and financial forecast available at that time, the Company expected that its U.S. business operations would be recovered substantially in the third and fourth quarters of 2020. However, based on the updated analysis in the current quarter, the third quarter and expected fourth quarter results did not provide enough positive evidence of profitability of the U.S. operations, therefore, the realizability of the U.S. deferred tax assets was re-assessed. While the disruption to the Company's business is expected to be temporary, there is considerable uncertainty around the extent and duration of that disruption. Combined with restructuring, impairment and integration expenses incurred in the most recent three-years, the Company will have a cumulative loss in the three-year period ending December 31, 2020. The Company has concluded that it was no longer more likely than not that it will be able to utilize the U.S. deferred tax assets. Therefore, it established a $369 million full valuation allowance against the deferred tax assets in the U.S. during the three and nine months ended September 30, 2020. Under current tax laws, the valuation allowance will not limit the Company’s ability to utilize U.S. deferred tax assets provided it can generate sufficient future taxable income in the U.S. The Company anticipates it will continue to record a valuation allowance against the losses until such time as they are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. This position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.

Also, during the three months ended September 30, 2020, the Company evaluated its ability to realize deferred tax assets of its non-US jurisdictions with available positive and negative evidence with the Company’s assessment noted above. Based on the analysis performed, at September 30, 2020, the Company believed that it is more likely than not that the deferred tax assets will be realized in certain jurisdictions that have reported losses in 2020 and in some instances are reporting a projected three-year cumulative loss. While these entities have demonstrated a return to profit in the third quarter of 2020, if operational declines continue due to the COVID-19 pandemic in certain jurisdictions, the Company believes that there may be sufficient negative evidence for a valuation allowance to be recorded in the next twelve months in the amount of $69 million.

The Company believes it is reasonably possible up to $34 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. At September 30, 2020, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company's estimated share of environmental remediation costs for all these sites is recognized in the condensed consolidated balance sheets on a discounted basis and the amounts at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$9	$8
Deferred credits and other liabilities	26	28
	$35	$36

For those locations where the liability was discounted, the weighted average discount rate used was 0.66% and 1.30% at September 30, 2020 and December 31, 2019.

The Company's expected payments for environmental remediation costs for non-indemnified locations are estimated to be approximately:

	2020	2021	2022	2023	2024	2025 and thereafter
Expected payments	$3	$5	$3	$2	$2	$15

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Antitrust Investigations and Litigation
On March 25, 2014, representatives of the European Commission (EC) were at Tenneco GmbH's Edenkoben, Germany administrative facility to gather information in connection with a global antitrust investigation concerning multiple automotive suppliers. On the same date, the Company also received a related subpoena from the U.S. Department of Justice (“DOJ”).

On November 5, 2014, the DOJ granted conditional leniency to the Company, its subsidiaries, and its 50% affiliates as of such date ("2014 Tenneco Entities") pursuant to an agreement the Company entered into under the Antitrust Division's Corporate Leniency Policy. On October 22, 2020, the DOJ granted unconditional leniency to the 2014 Tenneco entities. Unconditional leniency means that the DOJ will not bring any criminal antitrust prosecution against the 2014 Tenneco Entities, nor seek any criminal fines or penalties, in connection with the matters the Company reported to the DOJ.

On April 27, 2017, the Company received notification from the EC that it has administratively closed its global antitrust inquiry regarding the production, assembly, and supply of complete exhaust systems. No charges against the Company or any other competitor were initiated at any time and the EC inquiry is now closed. Certain other competition agencies are also investigating possible violations of antitrust laws relating to products supplied by the Company and its subsidiaries, including Federal-Mogul. The Company has cooperated and continues to cooperate fully with all of these antitrust investigations and take other actions to minimize its potential exposure. The exposure to these investigations is not expected to be material to the Company.

The Company and certain of its competitors were also named as defendants in civil putative class action litigations in the United States and Canada. The opt-out deadline in these lawsuits has now passed. The Company has now reached a resolution with the parties in all pending claims in the United States and Canada and expects final judgment to be granted in these lawsuits before the calendar year-end or shortly thereafter. It remains possible that lawsuits alleging similar claims could be filed against the Company in these and other jurisdictions.

The Company established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve its antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $12 million remains at September 30, 2020 and is recorded in deferred credits and other liabilities in the Company's condensed consolidated balance sheets.

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

Other Legal Proceedings, Claims and Investigations
For many years, the Company has been and continues to be subject to lawsuits initiated by claimants alleging health problems as a result of exposure to asbestos. The Company's current docket of active and inactive cases is less than 500 cases in the United States and less than 50 in Europe.

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

The Company's ARO liabilities at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$4	$3
Deferred credits and other liabilities	12	13
	$16	$16

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
The following represents the changes in the Company's warranty accrual for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$50	$53	$54	$45
Accruals related to product warranties	10	2	14	23
Reductions for payments made	(1)	(2)	(8)	(15)
Foreign currency	1	(1)	—	(1)
Balance at end of period	$60	$52	$60	$52

14. Share-Based Compensation

Share-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of income (loss). Total share-based compensation expense (benefit) for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash-settled share-based compensation expense (benefit)	$—	$—	$1	$—
Share-settled share-based compensation expense (benefit)	4	7	13	20
	$4	$7	$14	$20

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

At September 30, 2020, approximately $4 million of total unrecognized compensation costs is expected to be recognized on the cash-settled RSU's over a weighted average period of approximately 2 years.

Share-Settled Awards
The Company has granted restricted stock, RSUs, and performance share units ("PSUs") to its directors and certain key employees that are payable in common stock. These awards are settled in shares upon vesting and recognized in equity based on their fair value.

The following table reflects the status of all nonvested restricted shares, share-settled RSUs, and PSUs for the nine months ended September 30, 2020:

	Restricted Stock		Share-Settled RSUs		PSUs
	Shares	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	35,630	$63.27	1,125,346	$37.91	806,233	$34.12
Granted	174,347	9.10	1,511,628	7.86	6,654	12.26
Vested	(205,822)	40.64	(447,292)	41.39	—	—
Forfeited	(1,781)	58.01	(371,271)	35.11	(275,514)	28.75
Nonvested balance at end of period	2,374	$61.36	1,818,411	$28.49	537,373	$36.33

At September 30, 2020, approximately $21 million of total unrecognized compensation costs is expected to be recognized on the share-settled awards over a weighted average period of approximately 2 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
15. Shareholders' Equity

Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A Common Stock at September 30, 2020 and December 31, 2019. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Common Stock at September 30, 2020 and December 31, 2019.

Total common stock outstanding and changes in common stock issued are as follows:

	Nine Months Ended September 30,
	Class A Common Stock		Class B Common Stock
	2020	2019	2020	2019
Shares issued at beginning of period	71,727,061	71,675,379	23,793,669	23,793,669
Issuance (repurchased) pursuant to benefit plans	605,163	98,716	—	—
Restricted stock forfeited and withheld for taxes	(124,667)	(62,919)	—	—
Stock options exercised	—	8,438	—	—
Class B common stock converted to Class A common stock	3,485,215	—	(3,485,215)	—
Shares issued at end of period	75,692,772	71,719,614	20,308,454	23,793,669

Treasury stock	14,592,888	14,592,888	—	—
Total shares outstanding	61,099,884	57,126,726	20,308,454	23,793,669

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

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at both September 30, 2020 and December 31, 2019. No shares of preferred stock were issued or outstanding at those dates.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
The following represents the Company's changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency translation adjustments and other:
Balance at beginning of period	$(533)	$(383)	$(369)	$(395)
Other comprehensive income (loss) before reclassifications	33	(77)	(132)	(66)
Reclassification from other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	33	(77)	(132)	(66)
Income tax benefit (provision)	—	2	1	3
Balance at end of period	(500)	(458)	(500)	(458)

Pensions and other postretirement benefits:
Balance at beginning of period	(343)	(298)	(342)	(297)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Reclassification from other comprehensive income (loss)	(14)	2	(10)	5
Other comprehensive income (loss)	(14)	2	(10)	5
Income tax benefit (provision)	—	1	(5)	(3)
Balance at end of period	(357)	(295)	(357)	(295)

Cash flow hedge instruments:
Balance at beginning of period	2	1	—	—
Other comprehensive income (loss) before reclassifications	1	(1)	3	—
Reclassification from other comprehensive income (loss)	—	1	—	1
Other comprehensive income (loss)	1	—	3	1
Income tax benefit (provision)	—	—	—	—
Balance at end of period	3	1	3	1

Accumulated other comprehensive loss at end of period	$(854)	$(752)	$(854)	$(752)

Other comprehensive income (loss) attributable to noncontrolling interests	$10	$(22)	$(3)	$(17)

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

Segment results for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Reclass & Elims	Total
For the Three Months Ended September 30, 2020
Revenues from external customers	$1,919	$1,007	$600	$730	$4,256	$—	$4,256
Intersegment revenues	$5	$37	$28	$8	$78	$(78)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$7	$—	$2	$9	$—	$9
For the Three Months Ended September 30, 2019
Revenues from external customers	$1,772	$1,082	$671	$794	$4,319	$—	$4,319
Intersegment revenues	$—	$38	$42	$9	$89	$(89)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$(1)	$1	$1	$1	$—	$1
For the Nine Months Ended September 30, 2020
Revenues from external customers	$4,604	$2,606	$1,524	$1,995	$10,729	$—	$10,729
Intersegment revenues	$14	$96	$78	$23	$211	$(211)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$20	$1	$5	$26	$—	$26
For the Nine Months Ended September 30, 2019
Revenues from external customers	$5,378	$3,390	$2,113	$2,426	$13,307	$—	$13,307
Intersegment revenues	$—	$124	$126	$31	$281	$(281)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$26	$3	$5	$34	$—	$34

Segment EBITDA including noncontrolling interests and the reconciliation to earnings (loss) before interest expense, income taxes, and noncontrolling interests are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
EBITDA including noncontrolling interests by segment:
Clean Air	$149	$169	$265	$452
Powertrain	111	90	(21)	303
Ride Performance	23	20	(624)	1
Motorparts	138	113	46	268
Total reportable segments	421	392	(334)	1,024
Corporate	(34)	(79)	(169)	(256)
Depreciation and amortization	(151)	(165)	(481)	(503)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	236	148	(984)	265
Interest expense	(68)	(79)	(209)	(242)
Income tax (expense) benefit	(648)	9	(453)	(5)
Net income (loss)	$(480)	$78	$(1,646)	$18

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

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company's key growth strategies. Certain amounts in the prior period for the Ride Performance segment have been reclassified from OE - Value add to Aftermarket to conform with the current year presentation. This reclassification affected the three and nine months ended September 30, 2019 and has no effect on the previously reported totals. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended September 30, 2020
OE - Substrate	$961	$—	$—	$—	$961
OE - Value add	958	1,007	586	—	2,551
Aftermarket	—	—	14	730	744
Total	$1,919	$1,007	$600	$730	$4,256
Three Months Ended September 30, 2019
OE - Substrate	$775	$—	$—	$—	$775
OE - Value add	997	1,082	658	—	2,737
Aftermarket	—	—	13	794	807
Total	$1,772	$1,082	$671	$794	$4,319
Nine Months Ended September 30, 2020
OE - Substrate	$2,284	$—	$—	$—	$2,284
OE - Value add	2,320	2,606	1,485	—	6,411
Aftermarket	—	—	39	1,995	2,034
Total	$4,604	$2,606	$1,524	$1,995	$10,729
Nine Months Ended September 30, 2019
OE - Substrate	$2,258	$—	$—	$—	$2,258
OE - Value add	3,120	3,390	2,072	—	8,582
Aftermarket	—	—	41	2,426	2,467
Total	$5,378	$3,390	$2,113	$2,426	$13,307

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Reportable Segments
By Geography	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended September 30, 2020
North America	$798	$337	$192	$475	$1,802
Europe, Middle East and Africa	532	459	266	206	1,463
Rest of world	589	211	142	49	991
Total	$1,919	$1,007	$600	$730	$4,256
Three Months Ended September 30, 2019
North America	$759	$386	$225	$513	$1,883
Europe, Middle East and Africa	581	502	311	229	1,623
Rest of world	432	194	135	52	813
Total	$1,772	$1,082	$671	$794	$4,319
Nine Months Ended September 30, 2020
North America	$1,837	$849	$471	$1,340	$4,497
Europe, Middle East and Africa	1,345	1,214	724	538	3,821
Rest of world	1,422	543	329	117	2,411
Total	$4,604	$2,606	$1,524	$1,995	$10,729
Nine Months Ended September 30, 2019
North America	$2,352	$1,189	$685	$1,556	$5,782
Europe, Middle East and Africa	1,831	1,617	1,038	707	5,193
Rest of world	1,195	584	390	163	2,332
Total	$5,378	$3,390	$2,113	$2,426	$13,307

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
17. Related Party Transactions

The following table summarizes the net sales, purchases, and royalty and other income (expense) to and from related parties for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	Net Sales	Purchases	Royalty and Other	Net Sales	Purchases	Royalty and Other
Anqing TP Goetze Piston Ring Company Limited	$7	$14	$2	$1	$14	$—
Anqing TP Powder Metallurgy Company Limited	$—	$1	$—	$1	$2	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$—	$2	$(1)	$1	$3	$—
Federal-Mogul Powertrain Otomotiv A.S.	$13	$50	$6	$11	$56	$1
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$1	$—	$—	$1	$—
Federal-Mogul TP Liners, Inc.	$3	$12	$1	$4	$—	$—
Icahn Automotive Group LLC	$59	$—	$1	$48	$—	$1
Montagewerk Abgastechnik Emden GmbH	$3	$—	$—	$2	$—	$—

	Nine Months Ended September 30,
	2020			2019
	Net Sales	Purchases	Royalty and Other	Net Sales	Purchases	Royalty and Other
Anqing TP Goetze Piston Ring Company Limited	$12	$40	$3	$1	$43	$1
Anqing TP Powder Metallurgy Company Limited	$3	$3	$—	$2	$5	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$1	$5	$(1)	$4	$10	$—
Federal-Mogul Powertrain Otomotiv A.S.	$30	$126	$12	$55	$168	$3
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$3	$—	$—	$6	$—
Federal-Mogul TP Liners, Inc.	$10	$28	$1	$12	$—	$1
Frenos Hidraulicos Autos	$—	$—	$—	$1	$—	$—
Icahn Automotive Group LLC	$124	$—	$3	$138	$—	$3
Montagewerk Abgastechnik Emden GmbH	$7	$—	$—	$4	$—	$—
PSC Metals, Inc.	$1	$—	$—	$1	$—	$—

The following table is a summary of amounts due to and from the Company's related parties at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Receivables	Payables and Accruals	Receivables	Payables and Accruals
Anqing TP Goetze Piston Ring Company Limited	$2	$22	$1	$26
Anqing TP Powder Metallurgy Company Limited	$—	$1	$—	$1
Dongsuh Federal-Mogul Industrial Co., Ltd.	$—	$1	$—	$2
Farloc Argentina SAIC	$—	$—	$1	$—
Federal-Mogul Powertrain Otomotiv A.S.	$17	$31	$8	$31
Federal-Mogul TP Liners, Inc.	$1	$6	$2	$7
Icahn Automotive Group LLC	$62	$11	$52	$10
Montagewerk Abgastechnik Emden GmbH	$1	$—	$1	$—

Refer to Note 7, Investment in Nonconsolidated Affiliates, for further information for companies within the tables above that represent equity method investments.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Amounts presented as Icahn Automotive Group LLC represent the Company's activities with Auto Plus and Pep Boys.

During the three and nine months ended September 30, 2020, the Company paid an amount owed to IEP of $3 million, related to the allocation of certain tax credits.

As part of the Federal-Mogul Acquisition, the Company acquired a redeemable noncontrolling interest related to a subsidiary in India. In accordance with local regulations, the Company initiated a process to make a tender offer of the shares it did not own due to the change in control triggered by the Federal-Mogul Acquisition. The Company entered into separate agreements with IEP subsequent to the purchase agreement whereby IEP agreed to fund and execute the tender offer for the shares on behalf of the Company. During the first quarter of 2020, the tender offer for the shares was completed. Since the transaction was funded and executed by IEP, the completion of the tender offer resulted in an adjustment to additional paid-in capital during the nine months ended September 30, 2020. Immediately following the completion of the tender offer, the shares of this noncontrolling interest not owned by the Company were no longer redeemable, or probable of becoming redeemable; therefore, the noncontrolling interest was reclassified from temporary equity to permanent equity during the nine months ended September 30, 2020. Refer to Note 2, Summary of Significant Accounting Policies, for further information on this noncontrolling interest.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Tenneco", the "Company", "we", "us", and "our" refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of September 30, 2020 financial results are to September 30, 2019 financial results.

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

Tenneco consists of four operating segments, Clean Air, Powertrain, Ride Performance, and Motorparts:
•The Clean Air segment designs, manufactures, and distributes a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning, and weight on a vehicle for OE customers;
•The Powertrain segment focuses on original equipment powertrain products for automotive, heavy duty, and industrial applications;
•The Ride Performance segment designs, manufactures, markets, and distributes a variety of ride performance solutions and systems to a global OE customer base, including noise, vibration, and harshness performance materials, advanced suspension technologies, ride control, and braking; and
•The Motorparts segment engineers, manufactures, sources, and distributes a broad portfolio of products in the global vehicle aftermarket while also servicing the original equipment and original equipment servicers market with products, including vehicle braking systems and a wide variety of chassis, engine, sealing, wiper, filter, lighting, and other general maintenance applications.

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

Beginning in the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. As a result, certain assets including inventory, real estate, and personal property will no longer be utilized. As such, during the nine months ended September 30, 2020, the Motorparts segment recognized an $82 million non-cash charge to write-down inventory to its net realizable value, a $16 million impairment charge to write-down property, plant, and equipment to its fair value, and a $9 million impairment charge to its operating lease right-of-use assets. Additionally, the Motorparts segment recognized $4 million in restructuring charges related to cash severance expected to be paid in connection with this action.

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

Financial Results for the Nine Months Ended September 30, 2020
Consolidated revenues were $10,729 million, a decrease of $2,578 million, or 19%, for the nine months ended September 30, 2020. The primary driver of the decrease is lower sales volume and unfavorable mix of $2,270 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to a decrease in revenues of $75 million, or less than 1%, related to the net effects of acquisitions and divestitures, the unfavorable effects of foreign currency exchange of $188 million, and the net unfavorable effects of other of $45 million.

Cost of sales were $9,447 million, a decrease of $1,884 million, or 17%, for the nine months ended September 30, 2020. The primary driver of the decrease is from lower sales volume of $1,597 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to the decrease in cost of sales of $66 million, or less than 1%, related to the net effects of acquisitions and divestitures, the favorable effects of materials sourcing of $40 million, the favorable effects of foreign currency exchange of $150 million, and the net favorable effects of other costs of $113 million. This was partially offset by a non-cash charge of $82 million related to the write-down of inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network. Included in other costs of $113 million, is $9 million of margin on discontinued product that was previously written-down.

Net loss increased by $1,664 million to a net loss of $1,646 million for the nine months ended September 30, 2020 as compared to a net income of $18 million for the nine months ended September 30, 2019. The increase was primarily driven by:
•an increase in restructuring charges, net and asset impairments of $524 million primarily related to the impairment of long-lived asset groups triggered by the effects of the COVID-19 global pandemic on the Company's projected financial information, global headcount and cost reduction initiatives, and other actions to optimize our distribution footprint and warehousing locations;
•an increase in goodwill and intangible impairment charges of $314 million, which was comprised of an increase in goodwill impairment charges of $198 million, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments; and
•an increase in income tax expense of $448 million primarily attributable to (i) a non-cash charge of $369 million and $11 million relating to the establishment of valuation allowances on deferred tax assets recognized in prior years for the U.S. and France; (ii) a non-cash tax benefit of $2 million relating to the reversal of a valuation allowance in China; and (iii) a $145 million non-cash charge to adjust the estimated annual tax rate for the tax benefit that can no longer be recognized due to the change in positions for these respective entities.
These unfavorable effects were partially offset by:
•a decrease in selling, general, and administrative costs of $204 million, primarily due to $64 million in lower acquisition and expected separation costs, and the favorable effects of cost reduction initiatives implemented in response to the effects of COVID-19, including unpaid furloughs, net pay decreases, temporary support programs, and other compensation related expenses;
•a decrease in engineering, research, and development of $49 million primarily due to the effects of COVID-19 and cost reduction initiatives; and
•a decrease in interest expense of $33 million primarily attributable to lower interest rates on variable rate debt, slightly offset by interest expense on higher borrowings on the revolver. This includes a decrease of $8 million in financing charges on sales of accounts receivable during the nine months ended September 30, 2020.

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

The decline in value-add revenue for the three and nine months ended September 30, 2020 was $249 million and $2,604 million which is largely attributable to the effects of the COVID-19 global pandemic. We expect the effects of the COVID-19 outbreak will likely continue during the fourth quarter of our fiscal year and, accordingly, we cannot predict the extent to which COVID-19 will ultimately affect our business, results of operations or financial condition. As customer demand increases, we expect to face periods where payments will become due to suppliers for our existing and additional inventories to support renewed production before we have generated new receivables from customers from that renewed production. It is our intent to maintain a consistent balance between our payables and receivables during this time.

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

Global light vehicle production levels (According to IHS Markit, October, 2020)
For the three months ended September 30, 2020, global light vehicle production was flat compared to the same period in the prior year resulting from offsetting increases and decreases across the major markets in which we operate. Production levels in North America improved 1% and production in China increased 11%, while light vehicle production declined by 21% in South America, 8% in Europe, and 9% in India.

Global light vehicle production decreased by 23% overall for the first nine months of 2020 compared to the same period in the prior year. There were significant declines globally, including a 26% decline in North America, a 30% decline in Europe, a 41% decline in South America, a 38% decline in India, and a 9% decline in China.

Global commercial truck production levels (According to IHS Markit, August, 2020)
For the three months ended September 30, 2020, global commercial truck production was down across most major markets in which we operate and down 14% overall compared to the same period in the prior year. Production decreased by 40% in North America, 26% in Brazil, 23% in Europe, and 32% in India, while China was up 15%.

Global commercial truck production decreased by 25% overall for the first nine months of 2020 compared to the same period in the prior year. There were significant declines globally, including a 45% decline in North America, a 34% decline in Europe, a 32% decline in Brazil, and a 66% decline in India. Commercial truck production in China improved by 3% for the first nine months of 2020 compared to the same period in the prior year.

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

RESULTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2020 compared to the Three and Nine Months Ended September 30, 2019
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations. The amounts for the three and nine months ended September 30, 2019 below reflect the reclassifications to the prior period as discussed in Part I, Item I.

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2020	2019	$ Change	% Change (1)	2020	2019	$ Change	% Change (1)
	(millions, except percent, share, and per share amounts)
Revenues
Net sales and operating revenues	$4,256	$4,319	$(63)	(1)%	$10,729	$13,307	$(2,578)	(19)%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	3,610	3,660	(50)	(1)%	9,447	11,331	(1,884)	(17)%
Selling, general, and administrative	214	252	(38)	(15)%	658	862	(204)	(24)%
Depreciation and amortization	151	165	(14)	(8)%	481	503	(22)	(4)%
Engineering, research, and development	67	78	(11)	(14)%	199	248	(49)	(20)%
Restructuring charges, net and asset impairments	17	33	(16)	(48)%	622	98	524	n/m
Goodwill and intangible impairment charges	—	9	(9)	(100)%	383	69	314	n/m
	4,059	4,197	(138)	(3)%	11,790	13,111	(1,321)	(10)%
Other income (expense)
Non-service pension and other postretirement benefit (costs) credits	18	(2)	20	n/m	20	(8)	28	n/m
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	9	1	8	n/m	26	34	(8)	(24)%
Other income (expense), net	12	27	(15)	(56)%	31	43	(12)	(28)%
	39	26	13	50%	77	69	8	12%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	236	148	88	59%	(984)	265	(1,249)	n/m
Interest expense	(68)	(79)	(11)	(14)%	(209)	(242)	(33)	(14)%
Earnings (loss) before income taxes and noncontrolling interests	168	69	99	143%	(1,193)	23	(1,216)	n/m
Income tax (expense) benefit	(648)	9	657	n/m	(453)	(5)	448	n/m
Net income (loss)	(480)	78	(558)	n/m	(1,646)	18	(1,664)	n/m
Less: Net income (loss) attributable to noncontrolling interests	19	8	11	138%	42	39	3	8%
Net income (loss) attributable to Tenneco Inc.	$(499)	$70	$(569)	n/m	$(1,688)	$(21)	$(1,667)	n/m
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(6.12)	$0.87			$(20.75)	$(0.25)
Weighted average shares outstanding	81,456,821	80,916,676			81,325,385	80,903,967
Diluted earnings (loss) per share:
Earnings (loss) per share	$(6.12)	$0.87			$(20.75)	$(0.25)
Weighted average shares outstanding	81,456,821	80,916,676			81,325,385	80,903,967

(1) Percentages above denoted as "n/m" are not meaningful to present in the table.

Revenues
Three-months ended: Revenues decreased by $63 million, or 1%, as compared to the three months ended September 30, 2019. The primarily driver of the decrease is lower sales volume and unfavorable mix of $41 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to a decrease in revenues of $15 million, or less than 1%, related to the net effects of acquisitions and divestitures and the net unfavorable effects of other of $24 million, partially offset by the favorable effects of foreign currency exchange of $17 million.

The table below reflects consolidated revenues for the three months ended September 30, 2020 and 2019 (amounts in millions):

Three months ended September 30, 2019	$4,319
Acquisitions and divestitures, net	(15)
Drivers in the change of organic revenues:
Volume and mix	(41)
Currency exchange rates	17
Others	(24)
Three months ended September 30, 2020	$4,256

Nine-months ended: Revenues decreased by $2,578 million, or 19%, as compared to the nine months ended September 30, 2019. The primary driver of the decrease is lower sales volume and unfavorable mix of $2,270 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to a decrease in revenues of $75 million, or less than 1%, related to the net effects of acquisitions and divestitures, the unfavorable effects of foreign currency exchange of $188 million, and the net unfavorable effects of other of $45 million.

The table below reflects consolidated revenues for the nine months ended September 30, 2020 and 2019 (amounts in millions):

Nine months ended September 30, 2019	$13,307
Acquisitions and divestitures, net	(75)
Drivers in the change of organic revenues:
Volume and mix	(2,270)
Currency exchange rates	(188)
Others	(45)
Nine months ended September 30, 2020	$10,729

Cost of sales
Three-months ended: Cost of sales decreased by $50 million, or 1%, as compared to the three months ended September 30, 2019. The primary driver of the decrease, included in net favorable effects of other costs of $73 million, is improved operating performance. Also contributing to the decrease in cost of sales is $11 million, or less than 1%, related to the net effects of acquisitions and divestitures and the favorable effects of materials sourcing of $18 million. These decreases were largely offset by the unfavorable effects of foreign currency exchange of $31 million and higher costs resulting from unfavorable mix amid lower volumes for a net of $21 million. Included in other costs of $73 million, is $9 million of margin on discontinued product that was previously written-down.

The table below reflects consolidated cost of sales for the three months ended September 30, 2020 and 2019 (amounts in millions):

Three months ended September 30, 2019	$3,660
Acquisitions and divestitures, net	(11)
Drivers in the change of organic cost of sales:
Volume and mix	21
Materials sourcing	(18)
Currency exchange rates	31
Others	(73)
Three months ended September 30, 2020	$3,610

Nine-months ended: Cost of sales decreased by $1,884 million, or 17%, as compared to the nine months ended September 30, 2019. The primary driver of the decrease is from lower sales volume of $1,597 million, largely attributable to the effects of COVID-19. The remaining decrease is attributable to a decrease in cost of sales of $66 million, or less than 1%, related to the net effects of acquisitions and divestitures, the favorable effects of materials sourcing of $40 million, the favorable effects of foreign currency exchange of $150 million, and the net favorable effects of other costs of $113 million. This was partially offset by a non-cash charge of $82 million related to the write-down of inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network. Included in other costs of $113 million, is $9 million of margin on discontinued product that was previously written-down.

The table below reflects consolidated cost of sales for the nine months ended September 30, 2020 and 2019 (amounts in millions):

Nine months ended September 30, 2019	$11,331
Acquisitions and divestitures, net	(66)
Drivers in the change of organic cost of sales:
Volume and mix	(1,597)
Materials sourcing	(40)
Currency exchange rates	(150)
Inventory write-down	82
Others	(113)
Nine months ended September 30, 2020	$9,447

Selling, general, and administrative (SG&A)
Three-months ended: SG&A decreased by $38 million to $214 million compared to $252 million for the three months ended September 30, 2019. The decrease was primarily due to $22 million in lower acquisition and expected separation costs, and the favorable effects of cost reduction initiatives implemented in response to the effects of COVID-19, including unpaid furloughs, net pay decreases, temporary support programs, and other compensation related expenses during the three months ended September 30, 2020. In addition, SG&A includes a reduction of $9 million recognized for a non-income tax refund received in the three months ended September 30, 2020.

Nine-months ended: SG&A decreased by $204 million to $658 million compared to $862 million for the nine months ended September 30, 2019. The decrease was primarily due to $64 million in lower acquisition and expected separation costs, and the favorable effects of cost reduction initiatives implemented in response to the effects of COVID-19, including unpaid furloughs, net pay decreases, temporary support programs, and other compensation related expenses during the nine months ended September 30, 2020. In addition, SG&A includes a reduction of $9 million recognized for a non-income tax refund received in the nine months ended September 30, 2020.

Depreciation and amortization
Three-months ended: Depreciation and amortization decreased by $14 million to $151 million as compared to $165 million for the three months ended September 30, 2019, primarily attributable to the effects of the impairments on property, plant, and equipment recognized in the first quarter of 2020.

Nine-months ended: Depreciation and amortization decreased by $22 million to $481 million as compared to $503 million for the nine months ended September 30, 2019, primarily attributable to the effects of the impairments on property, plant, and equipment recognized in the first quarter of 2020.

Engineering, research, and development
Three-months ended: Engineering, research, and development decreased by $11 million to $67 million as compared to $78 million for the three months ended September 30, 2019. The decrease was due primarily to the effects of COVID-19 and the favorable effects of cost reduction initiatives.

Nine-months ended: Engineering, research, and development decreased by $49 million to $199 million as compared to $248 million for the nine months ended September 30, 2019. The decrease was due primarily to the effects of COVID-19 and the favorable effects of cost reduction initiatives.

Restructuring charges, net and asset impairments
Three-months ended: Restructuring charges, net and asset impairments decreased by $16 million to $17 million as compared to $33 million for the three months ended September 30, 2019. The decrease is primarily attributable to a decrease of $11 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant closures, during the three months ended September 30, 2020. In addition, there was a decrease of $5 million in other asset impairments, primarily related to assets held for sale for a non-core business, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Nine-months ended: Restructuring charges, net and asset impairments increased by $524 million to $622 million as compared to $98 million for the nine months ended September 30, 2019. The increase is primarily attributable to property, plant, and equipment asset impairments in the Ride Performance segment of $455 million; an increase of $31 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant closures; asset impairment charges in the Motorparts segment of $25 million related to its initiative to rationalize its supply chain and distribution network; asset impairment charges of $3 million in the Powertrain segment in connection with certain plant relocations and closures; and an asset impairment charge of $17 million for operating lease right-of-use assets in the corporate component during the nine months ended September 30, 2020. In addition, there was a decrease of $7 million in other asset impairments, primarily related to assets held for sale for a non-core business, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Goodwill and intangible impairment charges
Three-months ended: There was no goodwill and intangible impairment charge for the three months ended September 30, 2020 as compared to a $9 million goodwill impairment charge recorded in the three months ended September 30, 2019. Purchase accounting was completed for the Federal-Mogul Acquisition during the third quarter of 2019 and the allocation of goodwill was finalized. As a result, the final goodwill allocation was reassigned to the reorganized segments and reporting unit structure that occurred in the first quarter of 2019 and an incremental $9 million of goodwill was impaired for one reporting unit in the Ride Performance segment.

Nine-months ended: Goodwill and intangible impairment charges increased by $314 million to $383 million as compared to $69 million for the nine months ended September 30, 2019. The increase is primarily attributable to $267 million of goodwill impairment charges, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments during the nine months ended September 30, 2020, which was the result of the effects of COVID-19 on the projected financial information during the first quarter 2020. This compared to a $69 million goodwill impairment charge for the nine months ended September 30, 2019, which was the result of a reorganization of reporting units within the Motorparts and Ride Performance segments.

Non-service pension and postretirement benefit (costs) credits
Three-months ended: Non-service pension and postretirement benefit (costs) credits increased by $20 million to a net credit of $18 million as compared to a net cost of $2 million for the three months ended September 30, 2019. The change was primarily attributable to a renegotiated collective bargaining agreement in the U.S., which eliminated health care benefits in retirement if benefits are not commenced by September 24, 2021 for participants covered by the union agreement and resulted in a non-cash curtailment gain of $21 million. This was partially offset by a non-cash settlement charge of $5 million attributable to a partial settlement of certain pension plans where paid lump sums were paid out of pension plan assets in connection with a plant closure.

Nine-months ended: Non-service pension and postretirement benefit (costs) credits increased by $28 million to a net credit of $20 million as compared to a net cost of $8 million for the nine months ended September 30, 2019. The change was primarily attributable to a renegotiated collective bargaining agreement in the U.S., which eliminated health care benefits in retirement if benefits are not commenced by September 24, 2021 for participants covered by the union agreement and resulted in a non-cash curtailment gain of $21 million. This was partially offset by a non-cash settlement charge of $5 million attributable to a partial settlement of certain pension plans where paid lump sums were paid out of pension plan assets in connection with a plant closure. The remaining change was attributable to a decrease in the discount rate and lower amortization, which was partially offset by a decrease in the long-term rate of return.

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Three-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax increased by $8 million as compared to the three months ended September 30, 2019. The increase is primarily attributable to a $10 million reduction to equity in earnings recognized in the three months ended September 30, 2019. The non-cash reduction in equity earnings was to recognize the basis difference between the fair value and book value of certain assets, including inventory, property, plant, and equipment, and intangible assets.

Nine-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax decreased by $8 million as compared to the nine months ended September 30, 2019. The decrease is primarily attributable to the effects of the COVID-19 global pandemic on the equity in earnings (losses) of our nonconsolidated affiliates located in Turkey, Korea, and the U.S., partially offset by the $10 million reduction to equity in earnings related to the basis difference between the fair value and book value of certain assets, including inventory, property, plant, and equipment, and intangible assets.

Other income (expense), net
Three-months ended: Other income (expense), net decreased by $15 million as compared to the three months ended September 30, 2019. This is primarily attributable to a recovery of value-added tax in a foreign jurisdiction recognized in the three months ended September 30, 2019.

Nine-months ended: Other income (expense), net decreased by $12 million as compared to the nine months ended September 30, 2019. This is primarily attributable to a recovery of value-added tax in a foreign jurisdiction recognized in the nine months ended September 30, 2019.

Interest expense
Three-months ended: Interest expense decreased by $11 million as compared to the three months ended September 30, 2019. The decrease was primarily attributable to lower interest rates on variable rate debt, slightly offset by interest expense on higher borrowings on the revolver. This includes a decrease of $4 million related to financing charges on sales of accounts receivable as compared to the three months ended September 30, 2019.

Nine-months ended: Interest expense decreased by $33 million as compared to the nine months ended September 30, 2019. The decrease was primarily attributable to lower interest rates on our variable rate debt, slightly offset by interest expense on higher borrowings on the revolver. This includes a decrease of $8 million related to financing charges on sales of accounts receivable as compared to the nine months ended September 30, 2019.

Income tax (expense) benefit
Three-months ended: Income tax expense increased by $657 million to an income tax expense of $648 million as compared to an income tax benefit of $9 million in the three months ended September 30, 2019. This is primarily the result of (i) a non-cash charge of $369 million and $11 million relating to the establishment of valuation allowances on deferred tax assets recognized in prior years for the U.S. and France; (ii) a non-cash tax benefit of $2 million relating to the reversal of a valuation allowance in China; and (iii) a $145 million non-cash charge to adjust the estimated annual tax rate for the tax benefit that can no longer be recognized due to the change in positions for these respective entities during the three months ended September 30, 2020.

Nine-months ended: Income tax expense increased by $448 million to $453 million as compared to $5 million in the nine months ended September 30, 2019. This is primarily the result of (i) a $39 million tax benefit recognized related to asset impairment charges of $883 million, (ii) a $369 million and $11 million non-cash charge relating to the establishment of valuation allowances on deferred tax assets recognized in prior years for the U.S. and France; (iii) a non-cash tax benefit of $2 million relating to the reversal of a valuation allowance in China; and (iv) a $145 million non-cash charge to adjust the estimated annual tax rate for the tax benefit that can no longer be recognized due to the change in positions for these respective entities during the nine months ended September 30, 2020.

Net income (loss)
Three-months ended: Net loss increased by $558 million to a net loss of $480 million as compared to a net income of $78 million for the three months ended September 30, 2019 as a result of the aforementioned items.

Nine-months ended: Net loss increased by $1,664 million to a net loss of $1,646 million as compared to a net income of $18 million for the nine months ended September 30, 2019 as a result of the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) for the three and nine months ended September 30, 2020 and 2019 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
EBITDA including noncontrolling interests:
Clean Air	$149	$169	$265	$452
Powertrain	111	90	(21)	303
Ride Performance	23	20	(624)	1
Motorparts	138	113	46	268
Corporate	(34)	(79)	(169)	(256)
Depreciation and amortization	(151)	(165)	(481)	(503)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	236	148	(984)	265
Interest expense	(68)	(79)	(209)	(242)
Income tax (expense) benefit	(648)	9	(453)	(5)
Net income (loss)	$(480)	$78	$(1,646)	$18

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

The table below reflects our segment revenues for the three months ended September 30, 2020 and 2019 (amounts in millions):

	Segments
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenues
For the Three Months Ended September 30,	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$1,919	$1,772	$1,007	$1,082	$600	$671	$730	$794	$4,256	$4,319

Value-add revenues	$958	$997	$1,007	$1,082	$600	$671	$730	$794	$3,295	$3,544
Currency effect on value-add revenue	8	—	12	—	8	—	(10)	—	18	—
Value-add revenue excluding currency	$950	$997	$995	$1,082	$592	$671	$740	$794	$3,277	$3,544

Substrate sales	$961	$775	$—	$—	$—	$—	$—	$—	$961	$775

The table below reflects our segment revenues for the nine months ended September 30, 2020 and 2019 (amounts in millions):

	Segments
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenues
For the Nine Months Ended September 30,	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$4,604	$5,378	$2,606	$3,390	$1,524	$2,113	$1,995	$2,426	$10,729	$13,307

Value-add revenues	$2,320	$3,120	$2,606	$3,390	$1,524	$2,113	$1,995	$2,426	$8,445	$11,049
Currency effect on value-add revenue	(27)	—	(49)	—	(24)	—	(56)	—	(156)	—
Value-add revenue excluding currency	$2,347	$3,120	$2,655	$3,390	$1,548	$2,113	$2,051	$2,426	$8,601	$11,049

Substrate sales	$2,284	$2,258	$—	$—	$—	$—	$—	$—	$2,284	$2,258

Segment Revenue
Clean Air
Three-months ended: Clean Air revenue increased $147 million, or 8%, as compared to the three months ended September 30, 2019. Higher sales volumes in North America and Asia Pacific resulted in revenue growth, partially offset by lower sales volumes in South America and Europe contributing net $159 million to the increase. Overall for the Clean Air segment, light vehicle and commercial truck revenues improved while off-highway and other revenues declined when compared to the same three month period in the prior year. In addition, foreign currency exchange had a $7 million favorable effect on Clean Air revenue while other unfavorable effects decreased revenue by $19 million.

Nine-months ended: Clean Air revenue decreased $774 million, or 14%, as compared to the nine months ended September 30, 2019. While higher sales volumes in Asia Pacific resulted in revenue growth, this improvement was more than offset by lower sales volumes primarily in North America, South America, and Europe contributing a net $675 million to the decrease. Overall for the Clean Air segment, lower light vehicle and off-highway and other revenues were the main drivers of the revenue decline while commercial truck improved when compared to the same nine month period in the prior year. In addition, foreign currency exchange had a $59 million unfavorable effect on Clean Air revenue while other unfavorable effects decreased revenue by $40 million.

Powertrain
Three-months ended: Powertrain revenue decreased $75 million, or 7%, as compared to the three months ended September 30, 2019. Lower light vehicle, commercial truck, industrial, and off-highway and other vehicle revenue contributed $75 million to the decrease, foreign currency exchange had a $12 million favorable effect on Powertrain revenue, while other unfavorable effects decreased revenue by $12 million.

Nine-months ended: Powertrain revenue decreased $784 million, or 23%, as compared to the nine months ended September 30, 2019. Lower light vehicle, commercial truck, industrial, and off-highway and other vehicle revenue contributed $709 million to the decrease, foreign currency exchange had a $49 million unfavorable effect on Powertrain revenue, while other unfavorable effects decreased revenue by $26 million.

Ride Performance
Three-months ended: Ride Performance revenue decreased $71 million, or 11%, as compared to the three months ended September 30, 2019. Lower light vehicle, commercial truck, and off-highway and other vehicle revenues contributed $72 million to the decrease, as well as a decrease in revenues from divestitures of $2 million, foreign currency exchange had an $8 million favorable effect on Ride Performance revenue, while other unfavorable effects decreased revenue by $5 million.

Nine-months ended: Ride performance revenue decreased $589 million, or 28%, as compared to the nine months ended September 30, 2019. Lower light vehicle, commercial truck, and off-highway and other vehicle revenues contributed $532 million to the decrease, as well as a decrease in revenues from divestitures of $23 million, foreign currency exchange had a $24 million unfavorable effect on Ride Performance revenue, while other unfavorable effects decreased revenue by $10 million.

Motorparts
Three-months ended: Motorparts revenue decreased $64 million, or 8%, as compared to the three months ended September 30, 2019. Lower volume contributed $53 million to the decrease, as well as a decrease in revenues from divestitures of $13 million, and foreign currency exchange had a $10 million unfavorable effect on Motorparts revenues. The unfavorable effects were partially offset by other net favorable effects of $12 million.

Nine-months ended: Motorparts revenue decreased $431 million, or 18%, as compared to the nine months ended September 30, 2019. Lower volume contributed $354 million to the decrease, as well as a decrease in revenues from divestitures of $52 million, and foreign currency exchange had a $56 million unfavorable effect on Motorparts revenues. The unfavorable effects were partially offset by other net favorable effects of $31 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment for the three and nine months ended September 30, 2020 and 2019 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2019	2020	2019	2020 vs 2019 Change	2020 vs 2019 Change
EBITDA including noncontrolling interests by segment:
Clean Air	$149	$169	$265	$452	$(20)	$(187)
Powertrain	$111	$90	$(21)	$303	$21	$(324)
Ride Performance	$23	$20	$(624)	$1	$3	$(625)
Motorparts	$138	$113	$46	$268	$25	$(222)

Clean Air
Three-months ended: Clean Air EBITDA including noncontrolling interests decreased $20 million as compared to the three months ended September 30, 2019. The decrease is primarily attributable to lower sales volume and unfavorable mix, partially offset by lower SG&A costs during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Nine-months ended: Clean Air EBITDA including noncontrolling interests decreased $187 million as compared to the nine months ended September 30, 2019. The decrease is primarily attributable to lower sales volume and unfavorable mix, partially offset by favorable operating performance and lower SG&A costs during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Powertrain
Three-months ended: Powertrain EBITDA including noncontrolling interests increased $21 million as compared to the three months ended September 30, 2019. The increase is primarily attributable to favorable operating performance and lower SG&A and engineering, research, and development costs, partially offset by lower sales volume and unfavorable mix for three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This included a reduction of $9 million to SG&A for a non-income tax refund received in the three months ended September 30, 2020.

Nine-months ended: Powertrain EBITDA including noncontrolling interests decreased $324 million as compared to the nine months ended September 30, 2019. The decrease is primarily attributable to lower sales volume and unfavorable mix, an increase in cash severance charges expected to be paid of $21 million, and a goodwill impairment charge in the amount of $160 million recognized during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. These unfavorable factors were partially offset by favorable operating performance and lower SG&A and engineering, research, and development costs. Included in the lower SG&A costs is a reduction of $9 million for a non-income tax refund received in the nine months ended September 30, 2020.

Ride Performance
Three-months ended: Ride Performance EBITDA including noncontrolling interests increased $3 million as compared to the three months ended September 30, 2019. The increase is primarily attributable to favorable operating performance and lower SG&A and engineering, research, and development costs, partially offset by lower sales volumes.

Nine-months ended: Ride Performance EBITDA including noncontrolling interests decreased $625 million as compared to the nine months ended September 30, 2019. The decrease is primarily attributable to asset impairment charges of $455 million and goodwill and intangible impairment charges of $113 million recognized during the nine months ended September 30, 2020 as compared to a goodwill impairment charge of $69 million recognized during the nine months ended September 30, 2019. Also contributing to the decrease is lower sales volume, partially offset by lower SG&A and engineering, research, and development costs.

Motorparts
Three-months ended: Motorparts EBITDA including noncontrolling interests increased $25 million as compared to the three months ended September 30, 2019. The increase is primarily attributable to favorable operating performance and lower SG&A costs, partially offset by lower sales volumes and unfavorable mix during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Nine-months ended: Motorparts EBITDA including noncontrolling interests decreased $222 million as compared to the nine months ended September 30, 2019. The decrease is primarily attributable to lower sales volumes and unfavorable mix, goodwill and intangible impairment charges of $110 million, and a non-cash charge to cost of sales of $82 million related to the write-down of inventory recognized in connection with its initiative to rationalize its supply chain and distribution network as compared to the nine months ended September 30, 2019. These unfavorable factors were partially offset by favorable operating performance and lower SG&A costs.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Total
Three Months Ended September 30, 2020
Restructuring charges, net	$1	$13	$—	$—	$14	$—	$14
Restructuring related costs	—	—	11	(1)	10	—	10
Inventory write-down (1)	—	—	—	(9)	(9)	—	(9)
Asset impairments restructuring related	—	—	—	1	1	—	1
Other non-restructuring asset impairments	—	—	—	2	2	—	2
Acquisition and expected separation costs (2)	(1)	—	(2)	—	(3)	7	4
OPEB curtailment (3)	—	—	—	—	—	(21)	(21)
Total adjustments	$—	$13	$9	$(7)	$15	$(14)	$1

(1) Margin on discontinued product that was previously written-down in connection with the initiative in the Motorparts segment to rationalize its supply chain and distribution network.
(2) Costs related to acquisitions and costs related to expected separation.
(3) OPEB curtailment as a result of an amended union agreement that eliminates healthcare benefits for future retirees.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Total
Three Months Ended September 30, 2019
Restructuring and related expenses	$6	$11	$15	$2	$34	$1	$35
Other non-restructuring asset impairments	—	—	—	8	8	—	8
Cost reduction initiatives(1)	—	—	—	—	—	6	6
Acquisition and expected separation costs (2)	—	—	—	—	—	30	30
Purchase accounting adjustments (3)	—	8	(1)	4	11	—	11
Brazil tax credit (4)	(9)	—	(6)	(7)	(22)	—	(22)
Antitrust reserve charge in estimate (5)	(9)	—	—	—	(9)	—	(9)
Out of period adjustment (6)	—	—	5	—	5	—	5
Warranty charge (7)	—	—	—	1	1	—	1
Goodwill impairment charge (8)	—	—	9	—	9	—	9
Total adjustments	$(12)	$19	$22	$8	$37	$37	$74

(1) Costs related to cost reduction initiatives.
(2) Costs related to acquisitions and costs related to expected separation.
(3) This primarily relates to non-cash charge to cost of goods sold for the amortization of the inventory fair value step-up recorded as part of the Acquisitions.
(4) Recovery of value-added tax in a foreign jurisdiction.
(5) Reduction in estimated antitrust accrual.
(6) Inventory losses attributable to prior periods.
(7) Charge related to warranty. Although we regularly incur warranty costs, this specific charge is of an unusual nature in the period incurred.
(8) Post segment reorganization impairment of goodwill.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Total
Nine Months Ended September 30, 2020
Restructuring charges, net	$23	$50	$24	$17	$114	$5	$119
Restructuring related costs	—	—	41	2	43	1	44
Inventory write-down (1)	—	—	—	73	73	—	73
Asset impairments restructuring related	—	3	—	26	29	—	29
Other non-restructuring asset impairments	—	1	455	1	457	17	474
Acquisition and expected separation costs (2)	3	—	(2)	—	1	36	37
OPEB curtailment (3)	—	—	—	—	—	(21)	(21)
Goodwill and intangibles impairment charges	—	160	113	110	383	—	383
Total adjustments	$26	$214	$631	$229	$1,100	$38	$1,138

(1) Non-cash charge of $82 million to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network, partially offset by $9 million margin on discontinued product that was previously written-down.
(2) Costs related to acquisitions and costs related to expected separation.
(3) OPEB curtailment as a result of an amended union agreement that eliminates healthcare benefits for future retirees.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Total
Nine Months Ended September 30, 2019
Costs to achieve synergies (1)	$—	$1	$—	$—	$1	$2	$3
Restructuring and related expenses	25	29	50	12	116	2	118
Other non-restructuring asset impairments	1	—	—	9	10	—	10
Cost reduction initiatives (2)	—	—	—	—	—	16	16
Acquisition and expected separation costs (3)	—	—	—	1	1	96	97
Process harmonization (4)	5	—	—	5	10	—	10
Purchase accounting charges (5)	—	10	4	41	55	—	55
Brazil tax credit (6)	(9)	—	(6)	(7)	(22)	—	(22)
Antitrust reserve change in estimate (7)	(9)	—	—	—	(9)	—	(9)
Out of period adjustment (8)	—	—	5	—	5	—	5
Goodwill impairment charge (9)	—	—	69	—	69	—	69
Warranty charge (10)	—	—	—	8	8	—	8
Total adjustments	$13	$40	$122	$69	$244	$116	$360

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
(9) Post segment reorganization impairment of goodwill.
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

We have implemented a range of actions aimed at temporarily reducing costs and preserving liquidity in response to the effects and anticipated effects to our business resulting from COVID-19. These measures include:
•Temporarily suspending or reducing operations;
•As discussed in more detail in Note 10, Debt and Other Financing Arrangements and below, we entered into an amendment to our senior credit facility to increase the maximum leverage ratio and decrease the minimum interest coverage ratio;
•At September 30, 2020, we had liquidity of $1.8 billion comprised of $721 million of cash and $1.1 billion undrawn on our revolving credit facility. During the third quarter of 2020, we repaid $1.1 billion of our $1.5 billion revolving credit facility;
•For the third quarter of 2020, overall salary costs were reduced at least 10% through a combination of unpaid furloughs, net pay decreases, and available temporary support programs in all regions Tenneco does business. Additionally, the executive leadership team (the CEO and direct staff) had reduced their salaries by 20%. Employee salaries were restored to their prior levels effective October 1, 2020;
•We reduced our headcount globally, and plan further reductions subject to negotiation with works councils in certain jurisdictions, beginning in the second quarter of 2020 and expect these actions to be completed during 2020;
•Capital expenditures in 2020 are expected to approximate $380 million. This is a reduction from previous guidance of 2020 expenditures between $610 to $650 million and 2019 expenditures of more than $700 million;
•Utilizing applicable and appropriate provisions under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) including deferral of our portion of the 2020 FICA payroll taxes which will be repaid in 2021 and 2022, payroll tax credits, and deferral of our U.S. qualified pension plan contributions; and
•The Tenneco Board of Directors annual retainer fees were reduced by 25% effective for the third quarter of 2020 and will be reduced for the remainder of the year.

On May 5, 2020, we entered into a third amendment to our credit agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio. At September 30, 2020, we are in compliance with all financial covenants under the credit agreement. There are many uncertainties related to COVID-19 that could negatively affect our results of operations, financial position, and cash flows. After considering the effect of COVID-19 on our 2020 forecast, we believe we will comply with these financial covenants, as required by our amended credit agreement. The amendment is discussed in more detail below.

We believe cash flows from operations, combined with our cash on hand, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year based on our current estimates and forecasts. We believe we will maintain compliance with the new financial ratios set forth in the amended credit agreement. However, our ability to meet the financial covenants depends upon a number of operational and economic factors, including the effects of COVID-19, many of which are beyond our control. In the event we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity, and other alternatives to enhance our financial and operating position. We also continue to actively monitor credit market conditions for the right opportunity to replace and extend maturity.

Credit Facilities
The table below shows our borrowing capacity on committed credit facilities at September 30, 2020 (amounts in billions):

	Committed Credit Facilities at September 30, 2020
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$1.1
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2020 - 2028	—
		$1.1

(a)We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)Letters of credit reduce the available borrowings under the revolving credit facility.

We also have $74 million of outstanding letters of credit under our uncommitted facilities at September 30, 2020.

At September 30, 2020, we had liquidity of $1.8 billion comprised of $721 million of cash and $1.1 billion undrawn on our revolving credit facility. During the third quarter of 2020, we repaid $1.1 billion of our $1.5 billion revolving credit facility.

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

The Covenant Reset Triggers in the Third Amendment generally prohibit us from repaying the Senior Unsecured Notes. After giving effect to the Third Amendment, so long as no default exists under its New Credit Facility, we would be permitted to (i) make regularly scheduled interest and principal payments as and when due in respect of the Senior Unsecured Notes, (ii) refinance the Senior Unsecured Notes with the net cash proceeds of permitted refinancing indebtedness (as defined in the New Credit Facility); (iii) make payments in respect of the Senior Unsecured Notes in an amount equal to the net cash proceeds of qualified capital stock (as defined in the New Credit Facility) issued after May 5, 2020; (iv) convert any Senior Unsecured Notes into qualified capital stock issued after May 5, 2020; and (v) make additional payments of the Senior Unsecured Notes provided that after giving effect to such additional payments the consolidated leverage ratio would be equal to or less than 2.00 to 1 after giving effect to such additional payments. The foregoing limitations regarding repayment and refinancing of the Senior Unsecured Notes apply from the effectiveness of the Third Amendment until delivery of a Covenant Reset Certificate.

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

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of September 30, 2020 for the third quarter of 2020, are as follows: leverage ratio of 3.72 actual versus 9.50 (maximum) required; and interest coverage ratio of 4.36 actual versus 1.50 (minimum) required.

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

Subject to limited exceptions, all of our existing and future material, domestic wholly owned subsidiaries fully and unconditionally guarantee our Senior Unsecured Notes and Senior Secured Notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed our Senior Notes to make distributions to us.

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements
We have securitization programs for some of our accounts receivable, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at September 30, 2020 and December 31, 2019 are as follows (amounts in millions):

	September 30, 2020	December 31, 2019
Borrowings on securitization programs	$6	$4

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

The amount of accounts receivable outstanding and derecognized for these factoring and drafting arrangements was $0.9 billion and $1.0 billion at September 30, 2020 and December 31, 2019. In addition, the deferred purchase price receivable was $49 million and $33 million at September 30, 2020 and December 31, 2019.

Proceeds from the factoring of accounts receivable qualifying as sales and drafting programs was $1.1 billion and $1.1 billion for the three months ended September 30, 2020 and 2019 and was $3.0 billion and $3.6 billion for the nine months ended September 30, 2020 and 2019.

Financing charges associated with the factoring of receivables are as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss on sale of receivables(a)	$5	$9	$15	$23

(a) Amount is included in "Interest expense" in the condensed consolidated statements of income (loss).

Supply Chain Financing
Certain of our suppliers participate in supply chain financing programs under which they securitize their accounts receivables from us. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables or drafts from our suppliers at any time. We began to wind down these programs in 2019 and ended them in the third quarter of 2020.

Cash Flows
Operating Activities
Operating activities for the nine months ended September 30, 2020 and 2019 were as follows (amounts in millions):

	Nine Months Ended September 30,
	2020	2019
Operational cash flow before changes in operating assets and liabilities	$6	$469

Changes in operating assets and liabilities:
Receivables	(429)	(457)
Inventories	303	112
Payables and accrued expenses	242	99
Accrued interest and accrued income taxes	23	(12)
Other assets and liabilities	10	(147)
Total change in operating assets and liabilities	149	(405)
Net cash (used) provided by operating activities	$155	$64

Net cash provided by operating activities for the nine months ended September 30, 2020 was $155 million, an increase of $91 million compared to the nine months ended September 30, 2019. The activity was the result of:
•a net increase of $554 million in net cash provided by operating activities due to favorable changes in working capital items; and
•a decrease in net cash provided by operating activities before operating assets and liabilities of $463 million.

The favorable working capital changes can be attributed primarily to inventory efficiency gains resulting from higher inventory turns and lower days of inventory on hand. Net cash provided by operating activities was also benefited by the deferral of pension contributions and payroll taxes under the CARES Act, and the expansion and utilization of certain factoring arrangements.

Investing Activities
Investing activities for the nine months ended September 30, 2020 and 2019 were as follows (amounts in millions):

	Nine Months Ended September 30,
	2020	2019
Proceeds from sale of assets	$8	$8
Net proceeds from sale of business	3	22
Cash payments for property, plant, and equipment	(308)	(541)
Acquisitions, net of cash acquired	—	(158)
Proceeds from deferred purchase price of factored receivables	176	203
Other	3	—
Net cash (used) provided by investing activities	$(118)	$(466)

Net cash used by investing activities for the nine months ended September 30, 2020 decreased primarily due to a decrease in cash payments for property, plant, and equipment of $233 million and decrease in acquisitions, net of cash acquired of $158 million due to no cash payments for acquisitions for the nine months ended September 30, 2020, partially offset by a decrease in net proceeds from sale of business of $19 million, and a decrease in proceeds from deferred purchase price of factored receivables of $27 million.

Cash payments for property, plant, and equipment were $308 million and $541 million for the nine months ended September 30, 2020 and 2019.

Financing Activities
Financing activities for the nine months ended September 30, 2020 and 2019 were as follows (amounts in millions):

	Nine Months Ended September 30,
	2020	2019
Proceeds from term loans and notes	$143	$171
Repayments of term loans and notes	(196)	(278)
Debt issuance costs of long-term debt	(16)	—
Borrowings on revolving lines of credit	4,852	6,804
Payments on revolving lines of credit	(4,647)	(6,548)
Issuance (repurchase) of common shares	(1)	(2)
Cash dividends	—	(20)
Net increase (decrease) in bank overdrafts	9	(12)
Other	10	(2)
Distributions to noncontrolling interest partners	(18)	(20)
Net cash (used) provided by financing activities	$136	$93

Net cash provided by financing activities was $136 million for the nine months ended September 30, 2020. This included net repayments on term loans of $53 million and net borrowings on revolving lines of credit of $205 million.

Net cash provided by financing activities was $93 million for the nine months ended September 30, 2019. This included net repayments on term loans of $107 million and net borrowings on revolving lines of credit of $256 million.

Dividends on Common Stock
We did not pay dividends during the nine months ended September 30, 2020 as compared to $20 million of cash dividends paid during the nine months ended September 30, 2019, due to the suspension of the dividend program in the second quarter 2019.

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

Summarized Financial Information
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after the elimination of (a) intercompany transactions and balances among the Parent and the Guarantors and (b) the equity in earnings from and investments in any subsidiary that is a Nonguarantor:

Income Statements

	Nine Months Ended September 30,	Year Ended December 31,
	2020	2019
Net sales and operating revenues	$4,423	$7,299
Operating expenses	$5,142	$7,662
Net income (loss)	$(1,292)	$(498)
Net income (loss) attributable to Tenneco Inc.	$(1,292)	$(498)

Balance Sheets

	September 30, 2020	December 31, 2019
ASSETS
Current assets	$1,650	$1,947
Non-current assets	$2,072	$3,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$1,472	$1,347
Non-current liabilities	$6,304	$6,102
Intercompany due to (due from)	$118	$107

Environmental Matters, Legal Proceedings and Product Warranties
Note 13, Commitments and Contingencies in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes by position the notional amounts for foreign currency forward contracts at September 30, 2020 (all of which mature in 2020):

Notional Amount
Long positions	$43
Short positions	$(43)

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. At September 30, 2020, we had $1.6 billion par value of fixed rate debt and $3.6 billion par value of floating rate debt. In addition, borrowings on our revolving credit facility of $0.4 billion at September 30, 2020 are subject to variable rates. Of the fixed rate debt, $486 million is fixed through 2022, $635 million is fixed through 2024, and $500 million is fixed through 2026. For more detailed explanations on our debt structure and senior credit facility, refer to “Liquidity and Capital Resources” earlier in this Management’s Discussion and Analysis and Note 10, Debt and Other Financing Arrangements in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q.

We estimate the fair value of our long-term debt at September 30, 2020 was approximately 93% percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the condensed consolidated statements of income (loss) and the cash we pay for interest expense by approximately $50 million.

Equity Prices
We selectively use swaps to reduce market risk associated with our deferred compensation liabilities, which increase as our stock price increases and decrease as our stock price decreases. We have entered into a cash-settled share swap agreement that moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. At September 30, 2020, we hedged our deferred compensation liability related to approximately 1,700,000 common share equivalents. We also have an S&P 500 index fund ETF swap agreement to further reduce our market risk, which will act as a natural hedge offsetting an equivalent amount of indexed investments in our deferred compensation plans. The fair value of these swap agreements is recorded in prepayments and other current assets or accrued expenses and other current liabilities in the condensed consolidated balance sheets. The fair value of these derivative instruments is not considered material to the condensed consolidated financial statements.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s disclosure controls and procedures were not effective as of September 30, 2020 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
The Company continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. While the Company is moving forward with these remediation activities, additional work needs to be done in this area. Accordingly, we concluded that this material weakness had not yet been remediated as of September 30, 2020.

We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In late 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, reductions in revenue, and delays in payments from customers and partners, have led to an economic downturn in many of our markets. As a result of COVID-19, and in response to government mandates or recommendations, as well as decisions made to protect the health and safety of employees, consumers and communities, we and our customers have experienced significant closures and instances of reduced operations. Additionally, we have limited access at many of our corporate office and other facilities and have implemented a work from home policy for many corporate employees which may negatively impact productivity and cause other disruptions to our business.

The uncertainties created by the COVID-19 global pandemic, including the severity and duration of the outbreak and additional actions that may be taken by governmental authorities make it difficult to forecast the effects of the virus on the Company’s future results, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame. Additionally, it is possible that we may experience supply chain disruptions as well as labor shortages as a result of COVID-19, further disrupting operations and impacting revenues negatively.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2020. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
July 2020	13	$8.14	—	$—
August 2020	191	10.47	—	—
September 2020	4,736	7.07	—	—
Total	4,940	$7.21	—	$—
(1)     Shares withheld upon vesting of share settled restricted stock units in the third quarter of 2020.

ITEM 5.    OTHER INFORMATION
2006 Tenneco Inc. Long-Term Incentive Plan
On November 5, 2020 (the “Effective Date”), the Board of Directors of the Company (the “Board”) adopted an amendment and restatement of the 2006 Tenneco Inc. Long-Term Incentive Plan (the “2006 Plan”). The amendment and restatement modifies the definition of a Change in Control under the 2006 Plan such that a Change in Control is deemed to occur upon the acquisition by any person of 30% or more of the Company’s outstanding voting securities or 40% or more of the Company’s outstanding class A voting common stock and class B non-voting common stock in the aggregate (in each case without regard to whether the Board approves the acquisition).

Prior to the Effective Date, awards were subject to “single-trigger” accelerated vesting upon a Change in Control. The amendment and restatement of the 2006 Plan modifies this treatment for awards granted on or after the Effective Date to generally provide for “double-trigger” accelerated vesting, whereby awards will vest if a participant’s employment is terminated by the Company without Cause (as defined in the amended and restated 2006 Plan) or by the participant for Good Reason (as defined in the amended and restated 2006 Plan, which definition is consistent with the amended definition of Constructive Discharge under the CIC Plan, described below) upon or within the twenty-four (24) months following a Change in Control. Performance awards will vest at target.

In addition, upon a Change in Control where outstanding awards are continued, assumed or replaced, unless the Compensation Committee determines that Company performance can be determined with respect to any performance period in effect on the date of the Change in Control, the performance conditions for outstanding performance-based awards will be deemed to be achieved at the target level for such performance period and will thereafter not be subject to any performance conditions, and any applicable service-based conditions will continue to apply as if the Change in Control had not occurred.

Tenneco Inc. Change in Control Severance Plan
On the Effective Date, the Board also adopted an amendment and restatement of the Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives (the “CIC Plan”) to modify the definition of a Change in Control to be the same as the definition under the 2006 Plan.

The amended and restated CIC Plan also modifies the definition of Constructive Termination to provide that a Constructive Termination will occur when there has been a material reduction in an executive’s Total Compensation, defined to include the executive’s target annual long-term incentive awards for the calendar year ended immediately prior to a Change in Control. Prior to the Effective Date, a Constructive Termination was only deemed to occur when an executive’s annual base salary and annual cash incentive awards were materially reduced.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2020

Exhibit Number		Description

*+10.1	—	Offer Letter to Kevin W. Baird dated July 6, 2020.

*+10.2	—	Restricted Stock Unit Inducement Grant Award Agreements, effective as of August 3, 2020, by and between Tenneco Inc. and Kevin W. Baird (2-year vesting).

*+10.3	—	Restricted Stock Unit Inducement Grant Award Agreement, effective as of August 3, 2020, by and between Tenneco Inc. and Kevin W. Baird (3-year vesting).

*+10.4	—	Offer Letter to Matti Masanovich dated July 6, 2020.

*+10.5	—	Restricted Stock Unit Inducement Grant Award Agreements, effective as of August 10, 2020, by and between Tenneco Inc. and Matti Masanovich.

*+10.6	—	Tenneco Inc. 2006 Long-Term Incentive Plan, as amended and restated effective November 5, 2020.

*+10.7	—	Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives, as Amended and Restated effective November 5, 2020.

*+10.8	—	Form of amended and Restated Cash-Settled Long-Term Performance Share Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (for periods commencing after January 1, 2020).

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Matti Masanovich under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler and Matti Masanovich under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/s/ MATTI MASANOVICH
Matti Masanovich
Executive Vice President and Chief Financial Officer (on behalf of the Registrant)

TENNECO INC.

By:	/s/ JOHN S. PATOUHAS
John S. Patouhas
Vice President and Chief Accounting Officer (principal accounting officer)

Dated: November 5, 2020