Form 10-Q
period 2021-03-31
TENNECO INC
filed 2021-05-06
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 81,968,916 shares outstanding as of May 3, 2021.

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
•disasters, local and global public health emergencies or other catastrophic events, such as fires, earthquakes and flooding, pandemics or epidemics (including the COVID-19 pandemic), where we or our customers do business and any resultant disruptions in the supply or production of goods or services to us or by us in demand by our customers or in the operation of our system, disaster recovery capabilities or business continuity capabilities;
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
•supply chain disruptions, including constraints on steel and semiconductors and resulting increases in costs, impacting the Company, its customers or the automotive industry;
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
•the announced plans, in an effort to reduce greenhouse gas emissions, of governments and vehicle manufactures to limit production of diesel and gasoline powered vehicles in various national and local jurisdictions globally;
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
•our ability to introduce new products and technologies that satisfy customers’ needs in a timely fashion;
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
•the potential diversion of management’s attention resulting from a separation or other strategic alternative;
•the risk the combined company and each separate company following a separation will underperform relative to our expectations;
•the ongoing transaction costs and risk that we may incur greater costs following separation of the business or other strategic alternative; and
•the risk a separation is determined to be a taxable transaction.
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Net sales and operating revenues	$4,731	$3,836

Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	4,061	3,339
Selling, general, and administrative	255	249
Depreciation and amortization	155	171
Engineering, research, and development	72	77
Restructuring charges, net and asset impairments	25	484
Goodwill and intangible impairment charges	—	383
	4,568	4,703
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	3	1
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	22	13
Gain (loss) on extinguishment of debt	8	—
Other income (expense), net	8	8
	41	22
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	204	(845)
Interest expense	(70)	(75)
Earnings (loss) before income taxes and noncontrolling interests	134	(920)
Income tax (expense) benefit	(47)	94
Net income (loss)	87	(826)
Less: Net income (loss) attributable to noncontrolling interests	22	13
Net income (loss) attributable to Tenneco Inc.	$65	$(839)
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.80	$(10.34)
Weighted average shares outstanding	81,953,133	81,168,562
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.79	$(10.34)
Weighted average shares outstanding	82,524,129	81,168,562
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$87	$(826)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(52)	(219)
Defined benefit plans	3	4
Cash flow hedges	(2)	(2)
Other comprehensive income (loss), net of tax	(51)	(217)
Comprehensive income (loss)	36	(1,043)
Less: Comprehensive income (loss) attributable to noncontrolling interests	16	(7)
Comprehensive income (loss) attributable to common shareholders	$20	$(1,036)
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$626	$798
Restricted cash	5	5
Receivables:
Customer notes and accounts, net	2,706	2,423
Other	116	105
Inventories	1,830	1,743
Prepayments and other current assets	589	619
Total current assets	5,872	5,693
Property, plant, and equipment, net	2,955	3,057
Long-term receivables, net	9	8
Goodwill	508	508
Intangibles, net	1,154	1,194
Investments in nonconsolidated affiliates	532	581
Deferred income taxes	282	285
Other assets	525	526
Total assets	$11,837	$11,852
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$124	$162
Accounts payable	3,090	2,917
Accrued compensation and employee benefits	431	365
Accrued income taxes	65	54
Accrued expenses and other current liabilities	1,053	1,188
Total current liabilities	4,763	4,686
Long-term debt	5,111	5,171
Deferred income taxes	94	89
Pension and postretirement benefits	1,062	1,101
Deferred credits and other liabilities	511	546
Commitments and contingencies (Note 13)
Total liabilities	11,541	11,593
Redeemable noncontrolling interests	87	78
Tenneco Inc. shareholders’ equity:
Preferred stock - $0.01 par value; none issued	—	—
Class A voting common stock - $0.01 par value; shares issued: (March 31, 2021 - 93,486,021; December 31, 2020 - 75,714,163)	1	1
Class B non-voting convertible common stock - $0.01 par value; shares issued: (March 31, 2021 - 3,075,663; December 31, 2020 - 20,308,454)	—	—
Additional paid-in capital	4,445	4,442
Accumulated other comprehensive loss	(789)	(744)
Accumulated deficit	(2,823)	(2,888)
Shares held as treasury stock - at cost: (March 31, 2021 and December 31, 2020 - 14,592,888)	(930)	(930)
Total Tenneco Inc. shareholders’ equity (deficit)	(96)	(119)
Noncontrolling interests	305	300
Total equity	209	181
Total liabilities, redeemable noncontrolling interests, and equity	$11,837	$11,852
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$87	$(826)
Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
Goodwill and intangible impairment charges	—	383
Depreciation and amortization	155	171
Deferred income taxes	(4)	(166)
Stock-based compensation	5	2
Restructuring charges and asset impairments, net of cash paid	—	454
Change in pension and other postretirement benefit plans	(1)	(19)
Equity in earnings of nonconsolidated affiliates	(22)	(13)
Cash dividends received from nonconsolidated affiliates	57	13
Loss (gain) on sale of assets and other	(9)	—
Changes in operating assets and liabilities:
Receivables	(452)	139
Inventories	(120)	(73)
Payables and accrued expenses	240	(136)
Accrued interest and accrued income taxes	8	29
Other assets and liabilities	6	(110)
Net cash (used) provided by operating activities	(50)	(152)
Investing Activities
Proceeds from sale of assets	7	2
Net proceeds from sale of business	1	—
Cash payments for property, plant, and equipment	(95)	(137)
Proceeds from deferred purchase price of factored receivables	115	56
Other	—	2
Net cash (used) provided by investing activities	28	(77)
Financing Activities
Proceeds from term loans and notes	813	67
Repayments of term loans and notes	(862)	(84)
Debt issuance costs of long-term debt	(11)	(8)
Borrowings on revolving lines of credit	1,382	3,161
Payments on revolving lines of credit	(1,394)	(2,659)
Issuance (repurchase) of common shares	(2)	(1)
Net increase (decrease) in bank overdrafts	—	(2)
Distributions to noncontrolling interest partners	(7)	(2)
Other	(49)	11
Net cash (used) provided by financing activities	(130)	483
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(20)	(50)
Increase (decrease) in cash, cash equivalents, and restricted cash	(172)	204
Cash, cash equivalents, and restricted cash, beginning of period	803	566
Cash, cash equivalents, and restricted cash, end of period	$631	$770
Supplemental Cash Flow Information
Cash paid during the period for interest	$65	$67
Cash paid during the period for income taxes, net of refunds	$46	$41
Lease assets obtained in exchange for new operating lease liabilities	$15	$51
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$91	$96
Deferred purchase price of receivables factored in the period	$135	$60
Reduction in assets from redeemable noncontrolling interest transaction with owner	$—	$53
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1	$4,442	$(744)	$(2,888)	$(930)	$(119)	$300	$181
Net income (loss)				65		65	10	75
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(46)			(46)	(3)	(49)
Defined benefit plans			3			3	—	3
Cash flow hedges			(2)			(2)	—	(2)
Comprehensive income (loss)						20	7	27
Stock-based compensation, net	—	3	—	—	—	3	—	3
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2021	$1	$4,445	$(789)	$(2,823)	$(930)	$(96)	$305	$209

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1	$4,432	$(711)	$(1,367)	$(930)	$1,425	$194	$1,619
Net income (loss)				(839)		(839)	2	(837)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(199)			(199)	(13)	(212)
Defined benefit plans			4			4	—	4
Cash flow hedges			(2)			(2)	—	(2)
Comprehensive income (loss)						(1,036)	(11)	(1,047)
Stock-based compensation, net	—	2	—	—	—	2	—	2
Reclassification of redeemable noncontrolling interest to permanent equity	—	—	—	—	—	—	82	82
Redeemable noncontrolling interest transaction with owner	—	(7)	—	—	—	(7)	—	(7)
Balance at March 31, 2020	$1	$4,427	$(908)	$(2,206)	$(930)	$384	$265	$649

See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except share and per share amounts, or as otherwise noted)

1. Description of Business

Tenneco Inc. (“Tenneco” or “the Company”) was formed under the laws of Delaware in 1996. Tenneco designs, manufactures, markets, and distributes products and services for light vehicle, commercial truck, off-highway, industrial, motorsport, and aftermarket customers. The Company manufactures innovative performance solutions, clean air and powertrain products and systems, and serves both original equipment (“OE”) manufacturers and the repair and replacement markets worldwide.

The Company is continually evaluating its portfolio and a full range of strategic options to enhance shareholder value creation, including a potential separation of the Company into an Aftermarket and Ride Performance company and a new Powertrain Technology company. Efforts to optimize shareholder value creation remain focused on operational improvements, reducing structural costs, lowering capital intensity, reducing debt, and growth in targeted business lines.

2. Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders’ equity, and cash flows. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 24, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. There are many uncertainties related to the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows.

Beginning in the first quarter of 2021, the Company made a change to its operating segments. This change consisted of moving a reporting unit within the Powertrain segment to the Ride Performance segment to align with a change in how the Chief Operating Decision Maker (“CODM”) allocates resources and assesses performance against the Company's key growth strategies. In addition, with this change to its segments, Ride Performance was renamed Performance Solutions. As such, prior period operating segment results and related disclosures have been conformed to reflect the Company's current operating segments.

Reclassifications
Certain amounts in the prior period have been aggregated or disaggregated to conform to current year presentation, as described above for the change in operating segments.

Redeemable noncontrolling interests
The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the event of a change in control of Tenneco Inc. or certain of its subsidiaries or the passage of time.

At March 31, 2021 and December 31, 2020, the Company held redeemable noncontrolling interests of $51 million and $45 million which were not currently redeemable or probable of becoming redeemable. The redemption of these redeemable noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

In addition, at March 31, 2021 and December 31, 2020, the Company held a redeemable noncontrolling interest of $36 million and $33 million which was probable of becoming redeemable. This noncontrolling interest is also presented in the temporary equity section of the Company’s condensed consolidated balance sheets and has been remeasured to its redemption value. The Company immediately recognizes changes to redemption value as a component of “Net income (loss) attributable to noncontrolling interests” in the condensed consolidated statements of income (loss). This redeemable noncontrolling interest represents a 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) retained by K Öhlin Holding AB (“Köhlin”), as a result of the Öhlins acquisition on January 10, 2019. Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins acquisition to sell the KÖ Interest to the Company. During the three months ended March 31, 2021 and 2020, the Company recognized an increase of $5 million and $15 million to the carrying value of this noncontrolling interest.

During the first quarter of 2020, the Company completed the process to make a tender offer of the shares it did not own for a subsidiary in India acquired by the Company as part of the Federal-Mogul acquisition on October 1, 2018, in accordance with local regulations. As a result of completing the tender offer, the redeemable noncontrolling interest was no longer redeemable or probable of becoming redeemable and the amount of $82 million was reclassified to permanent equity during the three months ended March 31, 2020. Refer to Note 17, “Related Party Transactions”, for additional information related to the tender offer of this noncontrolling interest.

The following is a rollforward of activities in the Company’s redeemable noncontrolling interests:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$78	$196
Net income (loss) attributable to redeemable noncontrolling interests	7	(4)
Other comprehensive income (loss)	(3)	(7)
Noncontrolling interest tender offer redemption	—	(46)
Redemption value measurement adjustment	5	15
Reclassification of noncontrolling interest to permanent equity	—	(82)
Balance at end of period	$87	$72

Earnings (loss) per share
Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were as follows:

	Three Months Ended March 31,
	2021	2020
Weighted average shares of common stock outstanding	81,953,133	81,168,562
Effect of dilutive securities:
PSUs and RSUs	570,996	—
Dilutive shares outstanding	82,524,129	81,168,562

For the three months ended March 31, 2021 and 2020, the calculation of diluted earnings (loss) per share excluded 2,075,446 and 1,610,556 of share-based awards, as the effect on the calculation would have been anti-dilutive.

3. Acquisitions and Divestitures

Assets Held for Sale
At March 31, 2021 and December 31, 2020, the Company had $12 million and $15 million of property, plant, and equipment, primarily land and buildings and non-core machinery and equipment across multiple segments that are expected to be sold in the next twelve months and have been classified as held for sale. The assets held for sale are recorded in “Prepayments and other current assets” in the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
4. Restructuring Charges, Net and Asset Impairments

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate operations to best cost locations.

The Company’s restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), and facility closure and exit costs. For the three months ended March 31, 2021 and 2020, restructuring charges, net and asset impairments by segment are as follows:

	Three Months Ended March 31, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$2	$4	$9	$10	$—	$25
Total restructuring charges, asset impairments, and other	$2	$4	$9	$10	$—	$25

	Three Months Ended March 31, 2020
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$2	$6	$—	$1	$4	$13
Other non-restructuring asset impairments	—	455	—	—	16	471
Total restructuring charges, asset impairments, and other	$2	$461	$—	$1	$20	$484

Severance and other charges, net
Three-months ended March 31, 2021
The Company initiated several cost reduction initiatives across all segments and regions aimed at optimizing the Company’s cost structure. The Company recognized cash severance and other charges of $17 million expected to be paid under these programs during the three months ended March 31, 2021. The Company also recognized severance and other charges of $11 million related to plant consolidations, relocations, and closures during the three months ended March 31, 2021.

In response to the COVID-19 global pandemic, the Company announced Project Accelerate and executed global headcount reductions. The Company began implementing these actions during the second quarter of 2020 and expects to complete them during 2021. The Company recognized a reduction of $3 million in revisions to estimates in connection with the cash severance costs expected to be paid in connection with these actions during the three months ended March 31, 2021.

Motorparts recognized severance and other charges related to restructuring actions for the three months ended March 31, 2021 of $2 million in connection with its supply chain rationalization and distribution network initiative to achieve efficiencies and improve throughput to its customers in North America.

Performance Solutions recognized severance and other charges for the three months ended March 31, 2021 of $4 million in connection with the other cost reduction initiatives primarily in Europe.

Clean Air recognized severance and other charges, and revisions to estimates for the three months ended March 31, 2021 as follows:
•$15 million in severance and other charges, along with a reduction of $5 million in revisions to estimates, in connection with the other cost reduction initiatives primarily in Europe;
•$2 million in severance and other charges related to plant consolidations and closures primarily in North America and Asia Pacific; and
•$3 million reduction in severance and other charges due to a revision in estimates in connection with Project Accelerate.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Powertrain recognized severance and other charges, and revisions to estimates for the three months ended March 31, 2021 as follows:
•$1 million reduction in severance and other charges due to a revision in estimates in connection with the other cost reduction initiatives primarily in Europe;
•$9 million in severance and other charges related to plant consolidations, relocations, and closures, primarily in Europe and North America; and
•$2 million restructuring costs incurred related to an approved voluntary termination program at one of its European bearings plants aimed at reducing headcount. Restructuring and related charges expected to be incurred in 2021 aggregate to approximately $31 million. The charges are expected to be comprised of approximately $10 million for postemployment benefits, including an early retirement program, and $21 million of special termination benefits. In addition, the Company expects to incur additional costs of approximately $2 million for customer validation, equipment transfer, and related expenditures.

Three-months ended March 31, 2020
The Company recognized cash severance and other charges of $7 million expected to be paid for cost reduction initiatives during the three months ended March 31, 2020. The Company also recognized severance and other charges of $6 million related to plant consolidations, relocations, and closures during the three months ended March 31, 2020.

Motorparts recognized severance and other charges related to restructuring actions for the three months ended March 31, 2020 as follows:
•$1 million in severance and other charges in connection with the other cost reduction initiatives primarily in Asia Pacific; and
•$1 million in severance and other charges related to plant consolidations, relocations, and closures primarily in Europe.

Performance Solutions recognized severance and other charges, and revisions to estimates for the three months ended March 31, 2020 of $7 million in severance and other charges, along with a reduction of $1 million in revisions to estimates, in connection with previously announced plant consolidations, relocations, and closures, primarily in North America.

Powertrain recognized severance and other charges and revisions to estimates related to restructuring actions for the three months ended March 31, 2020 as follows:
•$2 million in severance and other charges in connection with the other cost reduction initiatives primarily in Europe; and
•$1 million reduction in severance and other charges due to a revision in estimates related to plant consolidations, relocations, and closures, primarily North America.

The Company also incurred $4 million in cash severance costs for the elimination of certain redundant positions within its corporate component for the three months ended March 31, 2020.

Restructuring reserve rollforward
Amounts related to activities that were charged to restructuring reserves by reportable segments are as follows:

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total Reportable Segments	Corporate	Total
Balance at December 31, 2020	$14	$18	$25	$42	$99	$1	$100
Provisions	2	4	17	11	34	—	34
Revisions to estimates	—	—	(8)	(1)	(9)	—	(9)
Payments	(4)	(5)	(6)	(9)	(24)	(1)	(25)
Foreign currency	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2021	$12	$16	$28	$43	$99	$—	$99

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total Reportable Segments	Corporate	Total
Balance at December 31, 2019	$16	$23	$23	$30	$92	$9	$101
Provisions	2	7	—	2	11	4	15
Revisions to estimates	—	(1)	—	(1)	(2)	—	(2)
Payments	(4)	(9)	(4)	(4)	(21)	(9)	(30)
Foreign currency	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2020	$14	$19	$19	$27	$79	$4	$83

The following table provides a summary of the Company’s restructuring liabilities and related activity for each type of exit costs:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Employee Costs	Facility Closure and Other Costs	Total	Employee Costs	Facility Closure and Other Costs	Total
Balance at beginning of period	$99	$1	$100	$97	$4	$101
Provisions	31	3	34	10	5	15
Revisions to estimates	(9)	—	(9)	(2)	—	(2)
Payments	(21)	(4)	(25)	(23)	(7)	(30)
Foreign currency	(1)	—	(1)	(1)	—	(1)
Balance at end of period	$99	$—	$99	$81	$2	$83

Asset impairments
Other non-restructuring asset impairments
The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. During the first quarter of 2020, the Company concluded impairment triggers had occurred for certain long-lived asset groups in the Performance Solutions segment as a result of the effects of the COVID-19 global pandemic on the Company’s projected financial information. Accordingly, the Company tested these long-lived asset groups for recoverability by performing undiscounted cash flow analyses. Based on these analyses, the net carrying values of these asset groups exceeded their undiscounted future cash flows. As such, the Company estimated the fair values of these asset groups at March 31, 2020 and compared them to their carrying values. As the net carrying values of these long-lived asset groups exceeded their fair values, the Company recorded long-lived asset impairment charges for property, plant, and equipment of $455 million during the three months ended March 31, 2020. Refer to Note 9, “Fair Value” for additional information on the fair value estimates used in these analyses.

As a result of changes in the business, during the first quarter of 2020, the Company assessed and concluded an impairment trigger had occurred for certain long-lived asset groups in its corporate component. Accordingly, the Company tested these long-lived asset groups for recoverability. The Company estimated the fair value of these asset groups and compared it to the carrying value. As the net carrying value exceeded fair value, the Company recorded long-lived asset impairment charges of $16 million during the three months ended March 31, 2020, consisting of $11 million of property, plant, and equipment and $5 million of operating lease right-of-use assets, included in “Other assets” within the condensed consolidated balance sheets.

5. Inventories

At March 31, 2021 and December 31, 2020, inventory by major classification was as follows:

	March 31, 2021	December 31, 2020
Finished goods	$801	$758
Work in process	492	449
Raw materials	442	441
Materials and supplies	95	95
Total inventories	$1,830	$1,743

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

6. Goodwill and Other Intangible Assets

As discussed in Note 2, “Summary of Significant Accounting Policies”, beginning in the first quarter of 2021, the Company moved a reporting unit within the Powertrain segment to the Ride Performance segment and Ride Performance was renamed Performance Solutions. Refer to Note 16, “Segment Information” for further information.

At March 31, 2021 and December 31, 2020, goodwill consists of the following:

	Three Months Ended March 31, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Gross carrying amount at December 31, 2020	$623	$549	$23	$59	$1,254
Foreign exchange	—	(3)	—	—	(3)
Gross carrying amount at March 31, 2021	623	546	23	59	1,251

Accumulated impairment loss at December 31, 2020	(310)	(377)	—	(59)	(746)
Foreign exchange	—	3	—	—	3
Accumulated impairment loss at March 31, 2021	(310)	(374)	—	(59)	(743)

Net carrying value at March 31, 2021	$313	$172	$23	$—	$508

The following table shows a summary of the number of reporting units with a net carrying value of goodwill in each segment at March 31, 2021 and whether or not the reporting unit’s fair value exceeds its carrying value by more or less than 25% based on each respective reporting units most recent goodwill impairment analysis:

	Segments
	Motorparts	Performance Solutions	Clean Air
Number of reporting units with goodwill	1	2	3

Number of reporting units where fair value exceeds carrying value:
Greater than 25%	1	1	3
Less than 25%	—	1	—

Goodwill for reporting units where fair value exceeds carrying value:
Greater than 25%	$313	$7	$23
Less than 25%	—	165	—
	$313	$172	$23

During the first quarter of 2020, the Company concluded it was more likely than not that the fair values of certain of its reporting units and its indefinite-lived intangible assets had declined below their carrying values as a result of the effects of the COVID-19 global pandemic on the Company’s projected financial information. The Company completed a goodwill impairment analysis for four of its reporting units with goodwill in the Motorparts, Performance Solutions, and Powertrain segments. The difference between the reporting units’ carrying values and fair values were recognized as impairment charges. The Company recognized $267 million in non-cash impairment charges related to its goodwill during the three months ended March 31, 2020, which represented full impairments of the goodwill in one reporting unit in the Performance Solutions segment and one reporting unit in the Powertrain segment, and partial impairments of goodwill in one reporting unit in the Motorparts segment and one reporting unit in the Performance Solutions segment.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
During the first quarter of 2020, the Company also completed an analysis to determine the fair value of its trade names and trademarks for its reporting units in the Motorparts and Performance Solutions segments. It was determined that their carrying values exceeded their fair values and the Company recognized $51 million in non-cash impairment charges related to these indefinite-lived intangible assets during the three months ended March 31, 2020, which represented a full impairment of the trade names and trademarks in one of the reporting units in the Motorparts segment, and a partial impairment of the trade names and trademarks in one of the reporting units in the Performance Solutions segment and one of the reporting units in the Motorparts segment.

As discussed in more detail in Note 4, “Restructuring Charges, Net and Asset Impairments”, the Company concluded impairment triggers had occurred during the first quarter of 2020 for certain long-lived asset groups within the Performance Solutions segment. As a result, the Company recorded non-cash impairment charges of $65 million related to its definite-lived intangible assets during the three months ended March 31, 2020, which represented full impairments of the definite-lived intangible assets in two reporting units.

Impairment charges for goodwill and intangible assets recognized by segment during the three months ended March 31, 2020 consist of the following:

	Three Months Ended March 31, 2020
	Motorparts	Performance Solutions	Powertrain	Total
Goodwill impairment charges	$70	$156	$41	$267
Trade names and trademarks intangible asset impairment charges	40	11	—	51
Definite-lived intangible asset impairment charges	—	65	—	65
	$110	$232	$41	$383

At March 31, 2021 and December 31, 2020, the Company’s intangible assets consist of the following:

		March 31, 2021			December 31, 2020
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10 years	$993	$(304)	$689	$995	$(282)	$713
Customer contract	10 years	8	(6)	2	8	(6)	2
Patents	10 to 17 years	1	(1)	—	1	(1)	—
Technology rights	10 to 30 years	136	(53)	83	139	(51)	88
Packaged kits know-how	10 years	54	(14)	40	54	(12)	42
Catalogs	10 years	47	(12)	35	47	(11)	36
Licensing agreements	3 to 5 years	65	(38)	27	66	(35)	31
Land use rights	28 to 46 years	49	(5)	44	49	(4)	45
		$1,353	$(433)	920	$1,359	$(402)	957
Indefinite-lived intangible assets:
Trade names and trademarks				234			237
Total				$1,154			$1,194

The amortization expense associated with definite-lived intangible assets is as follows:

	Three Months Ended March 31,
	2021	2020
Amortization expense	$32	$34

The expected future amortization expense for the Company’s definite-lived intangible assets is as follows:

	2021	2022	2023	2024	2025	2026 and thereafter	Total
Expected amortization expense	$97	$125	$122	$114	$114	$348	$920

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
7. Investment in Nonconsolidated Affiliates

The Company’s ownership interest in affiliates accounted for under the equity method is as follows:

	March 31, 2021	December 31, 2020
Anqing TP Goetze Piston Ring Company Limited (China)	35.7%	35.7%
Anqing TP Powder Metallurgy Co., Ltd (China)	20.0%	20.0%
Dongsuh Federal-Mogul Industrial Co. Ltd. (Korea)	50.0%	50.0%
Farloc Argentina SAIC Y F (Argentina)	23.9%	23.9%
Federal-Mogul Powertrain Otomotiv A.S. (Turkey)	50.0%	50.0%
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti. (Turkey)	25.0%	25.0%
Federal-Mogul TP Liners, Inc. (U.S.)	46.0%	46.0%
Frenos Hidraulicos Automotrices, S.A. de C.V. (Mexico)	49.0%	49.0%
JURID do Brasil Sistemas Automotivos Ltda. (Brazil)	19.9%	19.9%
KB Autosys Co., Ltd. (Korea)	33.6%	33.6%
Montagewerk Abgastechnik Emden GmbH (Germany)	50.0%	50.0%

The Company’s investments in its nonconsolidated affiliates at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Investments in nonconsolidated affiliates	$532	$581

The carrying amount of the Company’s investments in its nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $283 million and $287 million at March 31, 2021 and December 31, 2020.

The following table represents the activity from the Company’s investments in its nonconsolidated affiliates for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$22	$13
Cash dividends received from nonconsolidated affiliates	$57	$13

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates for the three months ended March 31, 2021 and 2020. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company’s proportionate share:

	Three Months Ended March 31, 2021
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$102	$49	$112	$263
Gross profit	$35	$14	$22	$71
Income from continuing operations	$32	$14	$15	$61
Net income	$34	$12	$10	$56

	Three Months Ended March 31, 2020
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$84	$30	$105	$219
Gross profit	$26	$6	$20	$52
Income from continuing operations	$23	$7	$9	$39
Net income	$18	$6	$6	$30

Refer to Note 17, “Related Party Transactions”, for additional information on balances and transactions with equity method investments.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
8. Derivatives and Hedging Activities

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices, equity compensation liabilities, and changes in interest rates, which may result in cash flow risks. For exposures not offset within its operations, the Company may enter into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes. In certain cases, the Company may or may not designate these derivatives instruments as hedges for accounting purposes. Designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.

Market Risks
Foreign Currency Exchange Rate Risk
The Company manufactures and sells its products globally. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company generally tries to use natural hedges within its foreign currency activities to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.

Concentrations of Credit Risk
Financial instruments including cash equivalents and derivative contracts expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s concentration of credit risk related to derivative contracts at March 31, 2021 and December 31, 2020 is not considered material to the condensed consolidated financial statements.

Derivative Instruments
The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative gains and losses associated with undesignated hedges are recognized in “Cost of sales (exclusive of depreciation and amortization)” in the condensed consolidated statements of income (loss).

Foreign Currency Forward Contracts
The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. The fair value of these derivative instruments is not considered material to the condensed consolidated financial statements, refer to Note 9, “Fair Value” for additional information.

The following table summarizes by position the notional amounts for foreign currency forward contracts at March 31, 2021, all of which mature in the next twelve months:

Notional Amount
Long positions	$273
Short positions	$(276)

Cash-Settled Share and Index Swap Transactions
The Company selectively uses swaps to reduce market risk associated with its deferred compensation liabilities, which increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. The Company has a cash-settled share swap agreement that moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. At both March 31, 2021 and December 31, 2020, the Company hedged its deferred compensation liability related to approximately 1,700,000 common share equivalents. In addition, the Company has an S&P 500 index fund ETF swap agreement to further reduce its market risk, which acts as a natural hedge offsetting an equivalent amount of indexed investments in the Company's deferred compensation plans. The fair value of these derivative instruments is not considered material to the condensed consolidated financial statements, refer to Note 9, “Fair Value” for additional information.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Hedging Instruments
Cash Flow Hedges — Commodity Price Risk
The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. Commodity rate price forward contracts are executed to offset a portion of the exposure to potential change in prices for raw materials. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts.

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI” or “OCL”) and makes reclassifying adjustments into “Cost of sales (exclusive of depreciation and amortization)” within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $17 million and $10 million at March 31, 2021 and December 31, 2020. Substantially all of the commodity price hedge contracts mature within one year. The carrying value of these commodity price hedge contracts designated as cash flow hedges is not considered material to the condensed consolidated financial statements.

Net Investment Hedge — Foreign Currency Borrowings
At December 31, 2020, the Company had foreign currency denominated debt, of which €344 million or $420 million, was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company and is included in “Long-term debt” in the condensed consolidated balance sheets. Changes to its carrying value are included in the condensed consolidated statements of changes in shareholders’ equity in the foreign currency translation component of OCL and offset against the translation adjustments on the underlying net assets of those foreign subsidiaries and affiliates, which are also recorded in OCL. All of the outstanding foreign currency borrowings related to the net investment hedge were discharged on March 17, 2021, as a result, there are no outstanding foreign currency borrowings designated as a net investment hedge at March 31, 2021. The Company’s debt instruments are discussed further in Note 10, “Debt and Other Financing Arrangements”.

The following table represents the amount of gain (loss) recognized in accumulated other comprehensive income (loss) before any reclassifications into net income (loss) for derivative and non-derivative instruments designated as hedges for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Commodity price hedge contracts designated as cash flow hedges	$2	$(3)
Foreign currency borrowings designated as a net investment hedge	$11	$14

The Company estimates approximately $3 million included in accumulated OCI or OCL at March 31, 2021 will be reclassified into net income (loss) within the following twelve months. Refer to Note 15, “Shareholders' Equity” for further information.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Cash-Settled Share and Index Swap Agreements
The Company’s stock price is used as an observable input (level 2) in determining the fair value of the cash-settled share swap agreement. The S&P 500 index ETF price is used as an observable input (level 2) in determining the fair value of this swap agreement. The cash collateral amounts related to these swap agreements were $11 million and $7 million at March 31, 2021 and December 31, 2020, which are included in “Prepayments and other current assets” in the condensed consolidated balance sheets.

The fair value of these derivative instruments at March 31, 2021 and December 31, 2020 is not considered material to the condensed consolidated financial statements.

Commodity Contracts and Foreign Currency Contracts
The Company calculates the fair value of its commodity contracts and foreign currency contracts using commodity forward rates and currency forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of these derivative instruments at March 31, 2021 and December 31, 2020 is not considered material to the condensed consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets, which may be written down to fair value as a result of impairment.

Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. During the first quarter of 2020, the Company concluded certain impairment triggers had occurred for certain long-lived asset groups as a result of the effects of the COVID-19 global pandemic on the Company’s projected financial information. After failing the undiscounted cash flow recoverability test, the Company estimated the fair values of these long-lived asset groups and compared them to their net carrying values. The fair value measurements related to these long-lived asset groups rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available (level 3). To determine the fair value of the long-lived asset groups, the Company utilized an asset-based approach. The Company believes the assumptions and estimates used to determine the estimated fair values of the long-lived asset groups are reasonable; however, these estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value, differences in assumptions could have a material effect on the results of the analyses.

As the net carrying values of the long-lived asset groups exceeded their fair values, the Company recorded long-lived asset impairment charges consisting of $65 million of definite-lived intangible assets and $455 million of property, plant, and equipment, during the three months ended March 31, 2020. Refer to Note 4, “Restructuring Charges, Net and Asset Impairments” for additional information on asset impairments and refer to Note 6, “Goodwill and Other Intangible Assets”, for additional information on the definite-lived intangible asset impairments.

Goodwill and Indefinite-Lived Intangible Assets
During the first quarter of 2020, the Company concluded it was more likely than not that the fair values of certain of its reporting units and trade names and trademarks had declined below their carrying values as a result of the effects of the COVID-19 global pandemic on the Company’s projected financial information. The Company completed analyses to estimate the fair values of these reporting units and trade names and trademarks. The Company believes the assumptions and estimates used to determine the estimated fair values are reasonable; however, these estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value, differences in assumptions could have a material effect on the results of the analyses.

The basis of the goodwill impairment and indefinite-lived intangible asset analyses is the Company's current forecast of its annual budget and three-year strategic plan. This includes a projection of future cash flows, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows and revenue growth rates. These represent Company-specific inputs and assumptions about the use of the assets, as observable inputs are not available (level 3). Due to the many variables inherent in estimating fair value and the relative size of the goodwill and indefinite-lived intangible assets, differences in assumptions could have a material effect on the results of the analyses.

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

Refer to Note 6, “Goodwill and Other Intangible Assets”, for additional information on the goodwill and indefinite-lived intangible asset impairments.

Financial Instruments Not Carried at Fair Value
The estimated fair value of the Company’s outstanding debt is as follows:

		March 31, 2021		December 31, 2020
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$5,094	$5,159	$5,153	$5,138

The fair value of the Company’s public senior notes and private borrowings under its New Credit Facility, as subsequently defined in Note 10, “Debt and Other Financing Arrangements”, is based on observable inputs, and any borrowings on the revolving credit facility approximate fair value. The Company also had $141 million and $180 million at March 31, 2021 and December 31, 2020 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
10. Debt and Other Financing Arrangements

Long-Term Debt
A summary of the Company’s long-term debt obligations at March 31, 2021 and December 31, 2020 is set forth in the following table:

	March 31, 2021		December 31, 2020
	Principal	Carrying Amount (a)	Principal	Carrying Amount (a)
Credit Facilities
Revolver Borrowings
Due 2023	$—	$—	$—	$—
Term Loans
LIBOR plus 2.25% Term Loan A due 2019 through 2023(b)	1,498	1,490	1,530	1,520
LIBOR plus 3.00% Term Loan B due 2019 through 2025	1,662	1,610	1,666	1,612
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	223	225	223
$500 million of 5.000% Senior Notes due 2026	500	495	500	494
Senior Secured Notes
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024(c)	—	—	366	370
€350 million of 5.000% Euro Fixed Rate Notes due 2024(c)	—	—	428	445
$500 million of 7.875% Senior Secured Notes due 2029	500	490	500	489
$800 million of 5.125% Senior Secured Notes due 2029(d)	800	786	—	—
Other debt, primarily foreign instruments	24	23	24	23
		5,117		5,176
Less - maturities classified as current		6		5
Total long-term debt		$5,111		$5,171

(a)Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $92 million and $82 million at March 31, 2021 and December 31, 2020. Total unamortized debt (premium) discount, net was $1 million and $(20) million at March 31, 2021 and December 31, 2020.
(b)The interest rate on Term Loan A at December 31, 2020 was LIBOR plus 2.50%.
(c)The Company satisfied and discharged all of its 4.875% Euro Floating Rate Notes due 2024 and 5.000% Euro Fixed Rate Notes due 2024 on March 17, 2021.
(d)On March 17, 2021, the Company issued $800 million aggregate principal amount of 5.125% senior secured notes due April 15, 2029. Interest payable semiannually on April 15 and October 15 of each year beginning on October 15, 2021 with principal due at maturity.

The Company has a senior credit facility under the credit agreement dated October 1, 2018 (as amended, restated, supplemented or otherwise modified, the “New Credit Facility”) that provides $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility (“Term Loan A”) and a seven-year $1.7 billion term loan B facility (“Term Loan B”).

Short-Term Debt
The Company’s short-term debt at March 31, 2021 and December 31, 2020 consists of the following:

	March 31, 2021	December 31, 2020
Maturities classified as current	$6	$5
Short-term borrowings(a)	118	157
Total short-term debt	$124	$162

(a)Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Amortization of debt issuance costs and original issue discounts (premiums)
Interest expense associated with the amortization of the debt issuance costs and original issue discounts (premiums) recognized in the Company’s condensed consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Amortization of debt issuance fees(a)	$6	$5
Accretion of debt premium	$(2)	$(3)

(a)Included in the table above is the amortization of debt issuance costs on the revolver of $2 million and $1 million during the three months ended March 31, 2021 and 2020.

Credit Facilities
Financing Arrangements
The table below shows the Company’s borrowing capacity on committed credit facilities at March 31, 2021 (in billions):

	March 31, 2021
	Term	Available(b)
Tenneco Inc. revolving credit facility(a)	2023	$1.5
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2021 - 2028	—
		$1.5

(a)The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)At March 31, 2021, the Company had $28 million of outstanding letters of credit under the revolving credit facility, which reduces the available borrowings under the revolving credit facility. The Company also had $74 million of outstanding letters of credit under uncommitted facilities at March 31, 2021.

At March 31, 2021, the Company had liquidity of $2.1 billion comprised of $631 million of cash and $1.5 billion undrawn on its revolving credit facility. The Company had no outstanding borrowings on its revolving credit facility at March 31, 2021.

At March 31, 2021 and December 31, 2020, the unamortized debt issuance costs related to the revolver of $15 million and $17 million are included in “Other assets” in the condensed consolidated balance sheets.

Term Loans
New Credit Facility — Interest Rates and Fees
At March 31, 2021, after giving effect to the third amendment to the New Credit Facility dated May 5, 2020 (the “Third Amendment”), the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.25% and, prior to the occurrence of certain covenant reset triggers (“Covenant Reset Triggers”), will remain at LIBOR plus 2.25% for each relevant period for which the Company's consolidated net leverage ratio (as defined in the New Credit Facility) is less than 6.0 to 1 and greater than 4.5 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step down as follows:

Consolidated net leverage ratio	Interest rate
greater than 3.0 to 1	LIBOR plus 2.00%
less than 3.0 to 1 and greater than 2.5 to 1	LIBOR plus 1.75%
less than 2.5 to 1 and greater than 1.5 to 1	LIBOR plus 1.50%
less than 1.5 to 1	LIBOR plus 1.25%

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
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

New Credit Facility — Other Terms and Conditions
The New Credit Facility contains representations and warranties, and covenants which are customary for debt facilities of this type. The Third Amendment provided relief from the financial maintenance covenants for the revolving credit facility and Term Loan A facility subject to the non-occurrence of certain Covenant Reset Triggers that limit certain activities of the Company by implementing more restrictive affirmative and negative covenants. After giving effect to the Third Amendment, the financial maintenance covenants for the revolving credit facility and the Term Loan A facility include (i) a requirement to have a senior secured leverage ratio (as defined in the New Credit Facility), with step-downs, as detailed in the table below; (ii) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility), with step-downs, as follows:

(i) Senior secured net leverage ratio		(ii) Consolidated net leverage ratio
not greater than 8.75 to 1	at December 31, 2020	not greater than 5.25 to 1	at March 31, 2022
not greater than 8.25 to 1	at March 31, 2021	not greater than 4.75 to 1	at June 30, 2022
not greater than 4.50 to 1	at June 30, 2021	not greater than 4.25 to 1	at September 30, 2022
not greater than 4.25 to 1	at September 30, 2021	not greater than 3.75 to 1	thereafter
not greater than 4.00 to 1	at December 31, 2021
and (iii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 1.50 to 1 through March 31, 2021, and 2.75 to 1 thereafter.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

At March 31, 2021, the Company was in compliance with all the financial covenants of the New Credit Facility.

Senior Notes
At March 31, 2021, the Company has outstanding 5.375% senior unsecured notes due December 15, 2024 (“2024 Senior Notes”) and 5.000% senior unsecured notes due July 15, 2026 (“2026 Senior Notes” and together with the 2024 Senior Notes, the “Senior Unsecured Notes”). The Company also has outstanding 7.875% senior secured notes due January 15, 2029 (“7.875% Senior Secured Notes”) which were issued on November 30, 2020, and 5.125% senior secured notes due April 15, 2029 (“5.125% Senior Secured Notes”) which were issued on March 17, 2021. The 7.875% Senior Secured Notes and 5.125% Senior Secured Notes (collectively, the “Senior Secured Notes”) were outstanding at March 31, 2021.

On March 3, 2021, the Company provided notice of its intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 (the “2024 Fixed Rate Secured Notes”) and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (the “2024 Floating Rate Secured Notes” and, together with the 2024 Fixed Rate Secured Notes, the “2024 Secured Notes”). On March 17, 2021, the Company using the net proceeds of the offering of 5.125% Senior Secured Notes, together with cash on hand, satisfied and discharged each of the indentures governing the 2024 Secured Notes in accordance with their terms. As a result, the Company recorded a gain on extinguishment of debt of $8 million for the three months ended March 31, 2021.

Senior Unsecured Notes and Senior Secured Notes — Other Terms and Conditions
The Senior Unsecured Notes and Senior Secured Notes contain covenants that will, among other things, limit the Company’s ability to create liens and its subsidiaries to create liens on their assets and enter into sale and leaseback transactions. In addition, the indentures governing the Senior Secured Notes and the 2024 Senior Notes also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, the Company’s consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on the Company’s operations, including limitations on: (i) incurring additional indebtedness; (ii) paying dividends; (iii) distributions and stock repurchases; (iv) investments; (v)  asset sales; (vi) entering into transactions with the Company’s affiliates; and (vii) undertaking mergers and consolidations.

Subject to limited exceptions, all of the Company’s existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee its Senior Unsecured Notes and Senior Secured Notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed the Company’s Senior Unsecured Notes and Senior Secured Notes to make distributions to the Company.

At March 31, 2021, the Company was in compliance with all of its financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

Other Debt
Other debt consists primarily of subsidiary debt.

Factoring Arrangements
In the Company's accounts receivable factoring programs, accounts receivables are transferred in their entirety to the acquiring entities and are accounted for as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring programs approximates the fair value of such receivables. Some of these programs have deferred purchase price arrangements with the banks.

The Company is the servicer of the receivables under some of these arrangements and is responsible for performing all accounts receivable administration functions. Where the Company receives a fee to service and monitor these transferred accounts receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

At March 31, 2021 and December 31, 2020, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.0 billion and $1.0 billion, of which $0.5 billion and $0.4 billion relate to accounts receivable where the Company has continuing involvement. In addition, the deferred purchase price receivable was $69 million and $51 million at March 31, 2021 and December 31, 2020.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
For the three months ended March 31, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales was $1.3 billion and $1.2 billion, of which $1.1 billion and $1.1 billion were received on accounts receivable where the Company has continuing involvement.

For the three months ended March 31, 2021 and 2020, the Company’s financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), was $4 million and $6 million.

If the Company were not able to factor receivables under these programs, its borrowings under its revolving credit agreement might increase. These programs provide the Company with access to cash at costs that are generally favorable to alternative sources of financing and allow the Company to reduce borrowings under its revolving credit agreement.

11. Pension Plans, Postretirement and Other Employee Benefits

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postretirement Benefits” or “OPEB”) for certain employees and retirees around the world.

Components of net periodic benefit costs (credits) for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	Pension Benefits				Other Postretirement Benefits
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	2021	2020
Service cost	$—	$7	$—	$6	$—	$—
Interest cost	8	4	10	4	1	2
Expected return on plan assets	(16)	(4)	(16)	(4)	—	—
Net amortization:
Actuarial loss	3	2	2	2	1	1
Prior service cost (credit)	—	—	—	—	(2)	(2)
Net pension and postretirement costs (credits)	$(5)	$9	$(4)	$8	$—	$1

12. Income Taxes

For interim tax reporting, the Company estimates its annual effective tax rate and applies it to year-to-date ordinary income. Jurisdictions where no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The effect of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a quarter due to the mix and timing of actual earnings versus annual projections. The tax effects of certain items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. The Company considers both positive and negative evidence and evaluates its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, reversals of existing taxable temporary differences, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

For the three months ended March 31, 2021, the Company recorded an income tax expense of $47 million on income from continuing operations before income taxes of $134 million. This compares to an income tax benefit of $94 million on loss from continuing operations before income taxes of $920 million in the three months ended March 31, 2020.

Income tax expense for the three months ended March 31, 2021 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates higher than the U.S. statutory rate and pre-tax losses with no tax benefits.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Income tax expense for the three months ended March 31, 2020 differs from the U.S. statutory rate due primarily to $105 million of tax benefit recognized relating to the asset impairment charges of $854 million, pre-tax income taxed at rates higher than the U.S. statutory rate, and pre-tax losses with no tax benefits.

The Company received notification in the first quarter of 2021 that its U.S. tax refund claim is approved and the tax years through 2016 are now effectively settled. The Company believes it is reasonably possible up to $44 million in unrecognized tax benefits related to the expiration of statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months. The Company has released $54 million of unrecognized tax benefits with a corresponding adjustment of $54 million to the Company’s valuation allowance as a result of the conclusion of income tax examinations in the first quarter of 2021.

13. Commitments and Contingencies

Environmental Matters
The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company has been notified by the U.S. Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and other national and state or provincial environmental laws. PRP designation typically requires the funding of site investigations and subsequent remedial activities. Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the potential joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, its share of the total waste sent to these sites generally has been small. The Company believes its exposure for liability at these sites is not material.

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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. At March 31, 2021, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company’s estimated share of environmental remediation costs for all these sites is recognized in the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 as follows:

	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities	$8	$8
Deferred credits and other liabilities	25	26
	$33	$34

The Company’s expected payments for environmental remediation costs for non-indemnified locations are estimated to be approximately:

	2021	2022	2023	2024	2025	2026 and thereafter
Expected payments	$5	$5	$2	$2	$2	$14

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Based on information known to the Company from site investigations and the professional judgment of consultants, the Company has established reserves it believes are adequate for these costs. Although the Company believes these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates, difficult to quantify based on the complexity of the issues, and are subject to revision as more information becomes available about the extent of remediation required. At some sites, the Company expects other parties will contribute to the remediation costs. In addition, certain environmental statutes provide the Company’s liability could be joint and several, meaning the Company could be required to pay amounts in excess of its share of remediation costs. The financial strength of the other PRPs at these sites has been considered, where appropriate, in the determination of the estimated liability. The Company does not believe any potential costs associated with its current status as a PRP, or as a liable party at the other locations referenced herein, will be material to its annual consolidated financial position, results of operations, or liquidity.

Other Legal Proceedings, Claims and Investigations
For many years, the Company has been and continues to be subject to lawsuits initiated by claimants alleging health problems as a result of exposure to asbestos. The Company’s current docket of active and inactive cases is approximately 500 cases in the United States and less than 50 in Europe.

With respect to the claims filed in the United States, the substantial majority of the claims are related to alleged exposure to asbestos in the Company’s line of Walker® exhaust automotive products although a significant number of those claims appear also to involve occupational exposures sustained in industries other than automotive. A small number of claims have been asserted against one of the Company’s subsidiaries by railroad workers alleging exposure to asbestos products in railroad cars. The Company believes, based on scientific and other evidence, it is unlikely that U.S. claimants were exposed to asbestos by the Company’s former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants. Additionally, in many cases the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages.

With respect to the claims filed in Europe, the substantial majority relate to occupational exposure claims brought by current and former employees of Federal-Mogul facilities in France and amounts paid out were not material. A small number of occupational exposure claims have also been asserted against Federal-Mogul entities in Italy and Spain.

As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, the Company may experience an increased number of these claims. The Company vigorously defends itself against these claims as part of its ordinary course of business. In future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to the Company. To date, with respect to claims that have proceeded sufficiently through the judicial process, the Company has regularly achieved favorable resolutions. Accordingly, the Company presently believes that these asbestos-related claims will not have a material adverse effect on the Company’s annual consolidated financial position, results of operations or liquidity.

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

While the Company vigorously defends itself against all of these legal proceedings, claims and investigations and take other actions to minimize its potential exposure, in future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including the Company’s assessment of the merits of the particular claim, the Company does not expect the legal proceedings, claims or investigations currently pending against it will have any material adverse effect on its annual consolidated financial position, results of operations or liquidity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Asset Retirement Obligations
The Company’s primary asset retirement obligations (“ARO”) activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount is probable and can be reasonably estimated. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique.

The Company’s ARO liabilities at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities	$2	$2
Deferred credits and other liabilities	12	12
	$14	$14

Warranty Matters
The Company provides warranties on some of its products. The warranty terms vary but range from one year up to limited lifetime warranties on some of its premium aftermarket products. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified with the Company’s products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company believes the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both current and long-term liabilities on the condensed consolidated balance sheets.

The following represents the changes in the Company’s warranty accrual accounts for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$62	$54
Accruals related to product warranties	14	3
Reductions for payments made	(8)	(6)
Foreign currency	(1)	—
Balance at end of period	$67	$51

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
14. Share-Based Compensation

Share-based compensation expense is included in “Selling, general, and administrative” in the condensed consolidated statements of income (loss). Total share-based compensation expense for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Cash-settled share-based compensation expense	$4	$—
Share-settled share-based compensation expense	5	2
	$9	$2

Cash-Settled Awards
The Company has granted restricted stock units (“RSUs”) and performance share units (“PSUs”) to certain key employees that are payable in cash. These awards are classified as liabilities, valued based on the fair value of the award at the grant date, and remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the complete requisite period up until date of settlement.

Share-Settled Awards
The following table reflects the status of all share-settled RSUs and PSUs for the three months ended March 31, 2021:

	Share-Settled RSUs		Share-Settled PSUs
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	2,118,605	$26.00	527,105	$36.37
Granted	2,023,782	10.60	—	—
Vested	(654,878)	32.69	(57,794)	49.18
Forfeited	(54,096)	25.90	(125,158)	47.48
Nonvested balance at end of period	3,433,413	$15.06	344,153	$24.60

15. Shareholders' Equity

Common Stock
Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A Common Stock at March 31, 2021 and December 31, 2020. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Common Stock at March 31, 2021 and December 31, 2020.

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock		Class B Common Stock
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Shares issued at beginning of period	75,714,163	71,727,061	20,308,454	23,793,669
Issued pursuant to benefit plans	786,575	450,175	—	—
Withheld for taxes pursuant to benefit plans	(247,508)	(119,644)	—	—
Class B common stock converted to Class A common stock	17,232,791	—	(17,232,791)	—
Shares issued at end of period	93,486,021	72,057,592	3,075,663	23,793,669

Treasury stock	14,592,888	14,592,888	—	—
Total shares outstanding	78,893,133	57,464,704	3,075,663	23,793,669

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Class B Common Stock Conversion
During the first quarter of 2021, Icahn Enterprises L.P. (“IEP”) and its affiliates converted 17,232,791 shares of the Company’s Class B Common Stock into 17,232,791 shares of Class A Common Stock. As of March 31, 2021, IEP held 9,589,751 shares, or approximately 12.16%, of the Company’s outstanding Class A Common Stock and 3,075,663 shares of the Company’s outstanding Class B Common Stock.

Subsequent to March 31, 2021, IEP and its affiliates converted the remaining 3,075,663 shares of the Company's Class B Common Stock outstanding at March 31, 2021 into 3,075,663 shares of Class A Common Stock. Based on information contained in filings with the SEC, as of May 3, 2021, IEP and its affiliates hold 10,359,643 shares, or approximately 12.64% of the Company’s outstanding Class A Common Stock.

Shareholder Agreement
In connection with the closing of the Federal-Mogul acquisition, on October 1, 2018, the Company, American Entertainment Properties Corporation, IEP, and Icahn Enterprises Holdings L.P. entered into a Shareholders Agreement (the “Shareholders Agreement”). IEP’s representative to the Company's Board of Directors under the Shareholders Agreement submitted his resignation effective June 10, 2020.

The Shareholders Agreement contains certain standstill and voting obligations applicable to IEP and its affiliates, which expired on April 1, 2020. In addition, IEP and its affiliates were prohibited from acquiring, offering to acquire, or agreeing to acquire, directly or indirectly, any shares of Class A Common Stock or other securities until April 1, 2021.

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

Share Repurchase Program
The Company presently has no share repurchase program in place.

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at both March 31, 2021 and December 31, 2020. No shares of preferred stock were issued or outstanding at those dates.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
The following represents the Company’s changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Foreign currency translation adjustments:
Balance at beginning of period	$(395)	$(369)
Other comprehensive income (loss) before reclassifications	(46)	(199)
Reclassification from other comprehensive income (loss)	—	—
Other comprehensive income (loss)	(46)	(199)
Income tax benefit (provision)	—	—
Balance at end of period	(441)	(568)

Defined benefit plans:
Balance at beginning of period	(353)	(342)
Other comprehensive income (loss) before reclassifications	4	—
Reclassification from other comprehensive income (loss)	—	3
Other comprehensive income (loss)	4	3
Income tax benefit (provision)	(1)	1
Balance at end of period	(350)	(338)

Cash flow hedges:
Balance at beginning of period	4	—
Other comprehensive income (loss) before reclassifications	2	(3)
Reclassification from other comprehensive income (loss)	(4)	—
Other comprehensive income (loss)	(2)	(3)
Income tax benefit (provision)	—	1
Balance at end of period	2	(2)

Accumulated other comprehensive loss at end of period	$(789)	$(908)

Other comprehensive income (loss) attributable to noncontrolling interests	$(6)	$(20)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
16. Segment Information

Tenneco consists of four operating segments, Motorparts, Performance Solutions, Clean Air, and Powertrain. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as “Corporate.”

Beginning in the first quarter of 2021, the Company made a change to its operating segments. This change consisted of moving a reporting unit within the Powertrain segment to the Ride Performance segment to align with a change in how the CODM allocates resources and assesses performance against the Company’s key growth strategies. In addition, with this change to its segments, Ride Performance was renamed Performance Solutions. As such, prior period operating segment results and related disclosures have been conformed to reflect the Company's current operating segments.

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

Segment results for the three months ended March 31, 2021 and 2020 are as follows:

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Reclass & Elims	Total
For the Three Months Ended March 31, 2021
Revenues from external customers	$719	$787	$2,124	$1,101	$4,731	$—	$4,731
Intersegment revenues	$9	$26	$6	$47	$88	$(88)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$3	$1	$—	$18	$22	$—	$22
For the Three Months Ended March 31, 2020
Revenues from external customers	$706	$669	$1,545	$916	$3,836	$—	$3,836
Intersegment revenues	$9	$29	$6	$38	$82	$(82)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$2	$—	$—	$11	$13	$—	$13

Segment EBITDA including noncontrolling interests and the reconciliation to earnings (loss) before interest expense, income taxes, and noncontrolling interests are as follows:

	Three Months Ended March 31,
	2021	2020
EBITDA including noncontrolling interests by segment:
Motorparts	$102	$(40)
Performance Solutions	43	(674)
Clean Air	149	99
Powertrain	115	27
Total reportable segments	409	(588)
Corporate	(50)	(86)
Depreciation and amortization	(155)	(171)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	204	(845)
Interest expense	(70)	(75)
Income tax (expense) benefit	(47)	94
Net income (loss)	$87	$(826)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Disaggregated Revenue
Original Equipment
Value-Added Sales
OE revenue is generated from providing OE manufacturers and servicers with products for automotive, heavy duty, and industrial applications. Supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity.

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

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company’s key growth strategies. Certain amounts in the prior period for the Performance Solutions segment have been reclassified from OE - Value add to Aftermarket to conform with the current year presentation. This reclassification affected the three months ended March 31, 2020. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended March 31, 2021
OE - Substrate	$—	$—	$1,088	$—	$1,088
OE - Value add	—	768	1,036	1,101	2,905
Aftermarket	719	19	—	—	738
Total	$719	$787	$2,124	$1,101	$4,731
Three Months Ended March 31, 2020
OE - Substrate	$—	$—	$700	$—	$700
OE - Value add	—	654	845	916	2,415
Aftermarket	706	15	—	—	721
Total	$706	$669	$1,545	$916	$3,836

	Reportable Segments
By Geography	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended March 31, 2021
North America	$454	$240	$851	$328	$1,873
Europe, Middle East, Africa and South America	212	355	682	563	1,812
Asia Pacific	53	192	591	210	1,046
Total	$719	$787	$2,124	$1,101	$4,731
Three Months Ended March 31, 2020
North America	$476	$228	$704	$314	$1,722
Europe, Middle East, Africa and South America	197	319	565	470	1,551
Asia Pacific	33	122	276	132	563
Total	$706	$669	$1,545	$916	$3,836

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
17. Related Party Transactions

The following table summarizes the net sales, purchases, and royalty and other income (expense) to and from related parties for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	Net Sales	Purchases	Royalty and Other	Net Sales	Purchases	Royalty and Other
Anqing TP Goetze Piston Ring Company Limited	$—	$18	$1	$4	$10	$—
Anqing TP Powder Metallurgy Company Limited	$1	$—	$—	$1	$1	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$1	$9	$—	$1	$2	$—
Federal-Mogul Powertrain Otomotiv A.S.	$10	$76	$3	$12	$59	$4
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$—	$—	$—	$1	$—
Federal-Mogul TP Liners, Inc.	$4	$12	$—	$4	$12	$—
Icahn Automotive Group LLC	$31	$—	$1	$33	$—	$1
Montagewerk Abgastechnik Emden GmbH	$4	$—	$—	$3	$—	$—
PSC Metals, Inc.	$—	$—	$1	$—	$—	$—

The following table is a summary of amounts due to and from the Company's related parties at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Receivables	Payables and Accruals	Receivables	Payables and Accruals
Anqing TP Goetze Piston Ring Company Limited	$2	$27	$3	$26
Anqing TP Powder Metallurgy Company Limited	$—	$1	$1	$1
Dongsuh Federal-Mogul Industrial Co., Ltd.	$1	$10	$—	$3
Federal-Mogul Powertrain Otomotiv A.S.	$7	$38	$10	$49
Federal-Mogul TP Liners, Inc.	$2	$6	$2	$7
Icahn Automotive Group LLC	$39	$8	$47	$9
Montagewerk Abgastechnik Emden GmbH	$2	$—	$1	$—
PSC Metals, Inc.	$1	$—	$—	$—

Refer to Note 7, “Investment in Nonconsolidated Affiliates”, for further information for companies within the tables above that represent equity method investments.

Amounts presented as Icahn Automotive Group LLC represent the Company’s activities with IEH Auto Parts LLC and Pep Boys—Manny, Moe & Jack.

As part of the Federal-Mogul acquisition, the Company acquired a redeemable noncontrolling interest related to a subsidiary in India. In accordance with local regulations, the Company initiated a process to make a tender offer of the shares it did not own due to the change in control triggered by the Federal-Mogul acquisition. The Company entered into separate agreements with IEP subsequent to the purchase agreement whereby IEP agreed to fund and execute the tender offer for the shares on behalf of the Company. During the first quarter of 2020, the tender offer for the shares was completed. Since the transaction was funded and executed by IEP, the completion of the tender offer resulted in an adjustment to additional paid-in capital during the three months ended March 31, 2020. Immediately following the completion of the tender offer, the shares of this noncontrolling interest not owned by the Company were no longer redeemable, or probable of becoming redeemable; therefore, the noncontrolling interest was reclassified from temporary equity to permanent equity during the three months ended March 31, 2020. Refer to Note 2, “Summary of Significant Accounting Policies”, for further information on this noncontrolling interest.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Tenneco”, the “Company”, “we”, “us”, and “our” refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of March 31, 2021 financial results are to March 31, 2020 financial results.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (the “2020 Form 10-K”).

EXECUTIVE OVERVIEW
Our Business
We design, manufacture, market, and distribute products and services for light vehicle, commercial truck, off-highway, industrial, motorsport, and aftermarket customers. We manufacture innovative performance solutions, clean air, and powertrain products and systems, and serve both original equipment (“OE”) manufacturers and the repair and replacement markets worldwide. We supply OE parts to vehicle manufacturers for use in light vehicles, commercial vehicles, and other mobility markets; and the global aftermarket with replacement parts that are sold to wholesalers, retailers, and installers, as well as original equipment service (“OES”) parts to OE customers to support their service channels. We serve our customers through leading brands, including Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, and Sealed Power®, and others.

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

Change in Reportable Segments
Beginning in the first quarter of 2021, we made a change to our operating segments. This change consisted of moving a reporting unit from the Powertrain segment to the Ride Performance segment to align with a change in how our Chief Operating Decision Maker allocates resources and assesses performance against our key growth strategies. With this segment change and our enhanced focus on growth, Ride Performance was renamed Performance Solutions. As such, prior period operating segment results and related disclosures have been conformed to reflect our current operating segments.

Tenneco consists of four operating segments, Motorparts, Performance Solutions, Clean Air, and Powertrain:
•The Motorparts segment designs, manufactures, sources, markets, and distributes a broad portfolio of leading brand-name products in the global vehicle aftermarket while also servicing the original equipment servicers market. Motorparts products are organized into categories, including shocks and struts, steering and suspension, braking, sealing, emissions control, engine, and maintenance;
•The Performance Solutions segment designs, manufactures, markets, and distributes a variety of performance solutions and systems to a global OE customer base, including noise, vibration, and harshness performance materials, advanced suspension technologies, ride control, braking, and system protection;
•The Clean Air segment designs, manufactures, and distributes a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning, and weight on a vehicle for light vehicle, commercial truck, and off-highway OE customers; and
•The Powertrain segment designs, manufactures, and distributes a variety of original equipment powertrain products for light vehicle, commercial truck, off-highway, and industrial applications to OE customers for use in new vehicle production and OES parts to support their service and distribution channels.

Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as “Corporate.” See Note 16, “Segment Information”, in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q for additional information.

Strategic Alternatives
We are continually evaluating our portfolio and a full range of strategic options to enhance shareholder value creation, including a potential separation of the Company into an Aftermarket and Ride Performance company and a new Powertrain Technology company. Efforts to optimize shareholder value creation remain focused on operational improvements, reducing structural costs, lowering capital intensity, reducing debt, and growth in targeted business lines.

Financial Results for the Three Months Ended March 31, 2021
Consolidated revenues were $4,731 million, an increase of $895 million, or 23%, for the three months ended March 31, 2021. The primary driver of the increase is higher sales volume and favorable mix of $775 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the favorable effects of foreign currency exchange of $124 million and the net favorable effects of other of $2 million. The favorable effects were partially offset by the net effects of acquisitions and divestitures contributing a $6 million decrease in revenues, or less than 1%.

Cost of sales were $4,061 million, an increase of $722 million, or 22%, for the three months ended March 31, 2021. The primary driver of the increase is from higher sales volume of $667 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the unfavorable effects of materials sourcing of $23 million and the unfavorable effects of foreign currency exchange of $116 million. This was partially offset by the decrease in cost of sales of $6 million, or less than 1%, related to the net effects of acquisitions and divestitures and the net favorable effects of other costs of $78 million.

Net income increased by $913 million to a net income of $87 million for the three months ended March 31, 2021 as compared to a net loss of $826 million for the three months ended March 31, 2020. The increase was primarily driven by:
•a decrease in restructuring charges, net and asset impairments of $459 million primarily related to the impairment of long-lived asset groups recognized during the three months ended March 31, 2020 triggered by the effects of the COVID-19 global pandemic on the Company’s projected financial information, and global headcount and cost reduction initiatives;
•a decrease in goodwill and intangible impairment charges of $383 million, which was comprised of $267 million of goodwill impairment charges, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments recognized during the three months ended March 31, 2020;
•a non-cash gain on extinguishment of debt of $8 million, which was recognized during the three months ended March 31, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024; and
•a decrease in interest expense of $5 million primarily attributable to lower interest rates on variable rate debt. This includes a decrease of $2 million in financing charges on sales of accounts receivable during the three months ended March 31, 2021.

These favorable effects were partially offset by an increase in income tax expense of $141 million to an income tax expense of $47 million as compared to an income tax benefit of $94 million in the three months ended March 31, 2020, primarily driven by the pre-tax loss recognized during the three months ended March 31, 2020 relating to the asset impairment charges of $854 million compared to pre-tax income for the three months ended March 31, 2021.

Recent Trends and Market Conditions
There is inherent uncertainty in the continuation of the trends discussed below. In addition, there may be other factors or trends that can have an effect on our business.

The principal raw material that we use is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. Due to recent supply chain constraints within the automotive industry, we may encounter difficulty in obtaining steel at current contractual prices and as a result may incur higher costs to procure steel. In addition, our customers may face supply chain constraints in obtaining computer microchips that could directly affect vehicle production in the near term.

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

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. The extent of the effects of the COVID-19 pandemic will depend on a number of factors, including the duration and severity of the pandemic or subsequent outbreaks, related government responses, the rate of economy recovery from the pandemic, and the effectiveness of available vaccines. There continues to be many uncertainties that remain related to COVID-19 that could negatively affect our results of operations, financial position, and cash flows.

Global vehicle production levels
Global light vehicle production levels (According to IHS Markit, April, 2021)
For the three months ended March 31, 2021, global light vehicle production was up 14% overall across the major markets in which we operate compared to the same period in the prior year. While some markets were experiencing increases in production, others were experiencing declines. Light vehicle production levels in China were up 78%, India was up 23%, and South America production was up 4%, while production levels in North America were down 4% and Europe was down 1%.

Global commercial truck production levels (According to IHS Markit, February, 2021)
For the three months ended March 31, 2021, global commercial truck production was up 7% across all major markets in which we operate compared to the same period in the prior year. Production increased by 17% in North America, 7% in Brazil, 10% in Europe, 26% in India, and 4% in China.

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

Business Strategy
We are a leading diversified, global supplier of innovative products and services to light vehicle, commercial truck, off-highway, industrial, and aftermarket customers. Our strategy focuses on addressing the evolving needs of our OE and aftermarket customers around the world to drive growth. As discussed in more detail in our 2020 Form 10-K, the key components of our business strategy are as follows:
•Continue to optimize operational performance by aggressively pursuing cost competitiveness in all business segments and continuing to drive cash flow generation and meet capital allocation objectives;
•Pursue focused transactional opportunities, consistent with our capital allocation priorities, product line enhancements, technological advancements, geographic positioning, penetration of emerging markets, and market share growth; and
•Adapt cost structure to economic realities.

Original Equipment Specific Strategies
The converging forces of connectivity, autonomy, electrification, and shared mobility are spawning a new age of automotive autonomy and a unique opportunity to position our business for significant growth and profitability. We strive to strengthen our global position by designing, manufacturing, delivering, and marketing technologically innovative products and solutions for OE manufacturers. As discussed in more detail in our 2020 Form 10-K, the key components of our OE strategy are as follows:
•Capitalize on our breadth of technology, differentiated products, and global reach to support and strengthen relationships with existing and emerging OE customers across the world;
•Maintain technological leadership to drive further growth from secular market trends;
•Invest in applications that benefit from global light vehicle battery electric vehicle adoption; and
•Penetrate adjacent market segments.

Aftermarket Specific Strategies
Our aftermarket business strategy incorporates a go-to-market model that we believe differentiates us from our competitors and creates structural support for sustained revenue growth. The model is designed to drive revenue growth by capitalizing on three of the company’s key competitive strengths: a leading portfolio of products and brands; extensive global manufacturing, distribution and service capabilities; and market intelligence gathered from the company’s distributors, installers, and consumers.

We expect this distinctive go-to-market model will result in a sustainable competitive advantage, particularly as the industry trends previously mentioned disrupt the traditional aftermarket landscape and business practices. We expect the demand for replacement parts to increase as a result of the increase in the average age of VIO and the increase in the average miles driven per year. The characteristics of aftermarket sales and distribution are defined regionally, which require localized strategies to address the key success factors of our customers. As discussed in more detail in our 2020 Form 10-K, the key components of our aftermarket strategy are as follows:
•Leverage the strength of our global aftermarket leading brands positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities for global growth;
•Continue to strengthen our aftermarket capabilities and product offerings in mature markets, including North America and Europe; and
•Increase aftermarket position in high-growth regions, notably in Asia Pacific.

Critical Accounting Estimates
Refer to our 2020 Form 10-K, which was filed with the SEC on February 24, 2021.

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

RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change (1)
	(millions, except percent, share, and per share amounts)
Revenues
Net sales and operating revenues	$4,731	$3,836	$895	23%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	4,061	3,339	(722)	(22)%
Selling, general, and administrative	255	249	(6)	(2)%
Depreciation and amortization	155	171	16	9%
Engineering, research, and development	72	77	5	6%
Restructuring charges, net and asset impairments	25	484	459	95%
Goodwill and intangible impairment charges	—	383	383	n/m
	4,568	4,703	135	3%
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	3	1	2	n/m
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	22	13	9	69%
Gain (loss) on extinguishment of debt	8	—	8	n/m
Other income (expense), net	8	8	—	—%
	41	22	19	86%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	204	(845)	1,049	124%
Interest expense	(70)	(75)	5	7%
Earnings (loss) before income taxes and noncontrolling interests	134	(920)	1,054	115%
Income tax (expense) benefit	(47)	94	(141)	(150)%
Net income (loss)	87	(826)	913	111%
Less: Net income (loss) attributable to noncontrolling interests	22	13	(9)	(69)%
Net income (loss) attributable to Tenneco Inc.	$65	$(839)	$904	108%
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.80	$(10.34)
Weighted average shares outstanding	81,953,133	81,168,562
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.79	$(10.34)
Weighted average shares outstanding	82,524,129	81,168,562

(1) Percentages above denoted as “n/m” are not meaningful to present in the table.

Revenues
Revenues increased by $895 million, or 23%, as compared to the three months ended March 31, 2020. The primary driver of the increase is higher sales volume and favorable mix of $775 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the favorable effects of foreign currency exchange of $124 million and the net favorable effects of other of $2 million. The favorable effects were partially offset by the net effects of acquisitions and divestitures contributing a $6 million decrease in revenues, or less than 1%.

The table below reflects consolidated revenues for the three months ended March 31, 2021 and 2020 (amounts in millions):

Three months ended March 31, 2020	$3,836
Acquisitions and divestitures, net	(6)
Drivers in the change of organic revenues:
Volume and mix	775
Currency exchange rates	124
Others	2
Three months ended March 31, 2021	$4,731

Cost of sales
Cost of sales increased by $722 million, or 22%, as compared to the three months ended March 31, 2020. The primary driver of the increase is from higher sales volume of $667 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the unfavorable effects of materials sourcing of $23 million, the unfavorable effects of foreign currency exchange of $116 million. This was partially offset by a decrease in cost of sales of $6 million, or less than 1%, related to the net effects of acquisitions and divestitures and the net favorable effects of other costs of $78 million.

The table below reflects consolidated cost of sales for the three months ended March 31, 2021 and 2020 (amounts in millions):

Three months ended March 31, 2020	$3,339
Acquisitions and divestitures, net	(6)
Drivers in the change of organic cost of sales:
Volume and mix	667
Materials sourcing	23
Currency exchange rates	116
Others	(78)
Three months ended March 31, 2021	$4,061

Selling, general, and administrative (SG&A)
SG&A increased by $6 million to $255 million compared to $249 million for the three months ended March 31, 2020. The increase was primarily due to higher compensation costs during the first quarter of 2021.

Depreciation and amortization
Depreciation and amortization decreased by $16 million to $155 million as compared to $171 million for the three months ended March 31, 2020, primarily attributable to the effects of the impairments on property, plant, and equipment recognized in the first quarter of 2020.

Engineering, research, and development
Engineering, research, and development decreased by $5 million to $72 million as compared to $77 million for the three months ended March 31, 2020. The decrease was due primarily to the on-going favorable effects of cost reduction initiatives implemented in response to the COVID-19 global pandemic.

Restructuring charges, net and asset impairments
Restructuring charges, net and asset impairments decreased by $459 million to $25 million as compared to $484 million for the three months ended March 31, 2020. The decrease is primarily attributable to property, plant, and equipment asset impairments in the Performance Solutions segment of $455 million; and asset impairment charges of $5 million for operating lease right-of-use assets and $11 million for property, plant, and equipment in the corporate component recognized during the three months ended March 31, 2020. This was partially offset by an increase of $12 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant closures.

Goodwill and intangible impairment charges
Goodwill and intangible impairment charges decreased by $383 million, which was comprised of $267 million of goodwill impairment charges, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments recognized during the three months ended March 31, 2020, which were the result of the effects of COVID-19 on the projected financial information during the first quarter of 2020.

Non-service pension and postretirement benefit (costs) credits
Non-service pension and postretirement benefit (costs) credits increased by $2 million to a net credit of $3 million as compared to a net credit of $1 million for the three months ended March 31, 2020. The increase is primarily attributable to lower interest costs resulting from lower discount rates.

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Equity in earnings (losses) of nonconsolidated affiliates, net of tax increased by $9 million as compared to the three months ended March 31, 2020. The increase is primarily attributable to the effects of COVID-19 in the prior year affecting the equity in earnings (losses) of nonconsolidated affiliates located in Turkey and China.

Gain (loss) on extinguishment of debt
A non-cash gain on extinguishment of debt of $8 million was recognized for three months ended March 31, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024.

Other income (expense), net
There was no change in other income (expense) for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Interest expense
Interest expense decreased by $5 million as compared to the three months ended March 31, 2020. The decrease was primarily attributable to lower interest rates on variable rate debt as compared to the three months ended March 31, 2020. This includes a decrease of $2 million in financing charges on sales of accounts receivable during the three months ended March 31, 2021 as compared to prior year.

Income tax (expense) benefit
Income tax (expense) benefit increased by $141 million to an income tax expense of $47 million as compared to an income tax benefit of $94 million in the three months ended March 31, 2020. This difference is primarily driven by the pre-tax loss recognized during the three months ended March 31, 2020 relating to the asset impairment charges of $854 million compared to pre-tax income for the three months ended March 31, 2021.

Net income (loss)
Net income increased by $913 million to a net income of $87 million as compared to a net loss of $826 million for the three months ended March 31, 2020 as a result of the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) for the three months ended March 31, 2021 and 2020 (amounts in millions):

	Three Months Ended March 31,
	2021	2020
EBITDA including noncontrolling interests:
Motorparts	$102	$(40)
Performance Solutions	43	(674)
Clean Air	149	99
Powertrain	115	27
Corporate	(50)	(86)
Depreciation and amortization	(155)	(171)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	204	(845)
Interest expense	(70)	(75)
Income tax (expense) benefit	(47)	94
Net income (loss)	$87	$(826)

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

The table below reflects our segment revenues for the three months ended March 31, 2021 and 2020 (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Three months ended March 31, 2020	$706	$669	$845	$700	$1,545	$916	$3,836
Acquisitions and divestitures, net	(6)	—	—	—	—	—	(6)
Drivers in the change of organic revenues:
Volume and mix	(6)	91	172	368	540	150	775
Currency exchange rates	9	27	27	20	47	41	124
Others	16	—	(8)	—	(8)	(6)	2
Three months ended March 31, 2021	$719	$787	$1,036	$1,088	$2,124	$1,101	$4,731

Segment Revenue
Motorparts
Motorparts revenue increased $13 million, or 1.8%, as compared to the three months ended March 31, 2020. Foreign currency exchange had a $9 million favorable effect on Motorparts revenues and other net favorable effects contributed $16 million to the increase. The favorable effects were partially offset by lower volume of $6 million, as well as a decrease in revenues from divestitures of $6 million.

Performance Solutions
Performance Solutions revenue increased $118 million, or 17.6%, as compared to the three months ended March 31, 2020. Higher light vehicle, commercial truck, industrial, and off-highway and other vehicle revenues contributed $91 million to the increase and foreign currency exchange had a $27 million favorable effect on Performance Solutions revenue.

Clean Air
Clean Air revenue increased $579 million, or 37.5%, as compared to the three months ended March 31, 2020. The increase was primarily due to the increase in substrate sales of $388 million and the increase in value-add revenue of $191 million. Overall for the Clean Air segment, higher light vehicle and commercial truck sales were the main drivers of the value-add revenue increase while service and off-highway and other revenues also improved when compared to the prior year. In addition, foreign currency exchange had a $27 million favorable effect on Clean Air value-add revenue while other unfavorable effects decreased value-add revenue by $8 million.

Powertrain
Powertrain revenue increased $185 million, or 20.2%, as compared to the three months ended March 31, 2020. Higher light vehicle, commercial truck, industrial, and off-highway and other vehicle revenue contributed $150 million to the increase, foreign currency exchange had a $41 million favorable effect on Powertrain revenue, while other unfavorable effects decreased revenue by $6 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment for the three months ended March 31, 2021 and 2020 (amounts in millions):

	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021 vs 2020 Change
EBITDA including noncontrolling interests by segment:
Motorparts	$102	$(40)	$142
Performance Solutions	$43	$(674)	$717
Clean Air	$149	$99	$50
Powertrain	$115	$27	$88

Motorparts
Motorparts EBITDA including noncontrolling interests increased $142 million as compared to the three months ended March 31, 2020. The increase is primarily attributable to the non recurrence of goodwill and intangible impairment charges of $110 million recognized during the three months ended March 31, 2020, improved operating performance, and lower SG&A and engineering, research, and development costs. These favorable factors were partially offset by lower sales volumes and unfavorable materials sourcing.

Performance Solutions
Performance Solutions EBITDA including noncontrolling interests increased $717 million as compared to the three months ended March 31, 2020. The increase is primarily attributable to the non recurrence of asset impairment charges of $455 million and goodwill and intangible impairment charges of $232 million recognized during the three months ended March 31, 2020. Also contributing to the increase is higher sales volume during the three months ended March 31, 2021 as compared to prior year.

Clean Air
Clean Air EBITDA including noncontrolling interests increased $50 million as compared to the three months ended March 31, 2020. The increase is primarily attributable to higher sales volume, favorable material sourcing, favorable operating performance, and lower SG&A and engineering, research, and development costs, partially offset by the increase in cash severance charges of $9 million during the three months ended March 31, 2021 as compared to prior year.

Powertrain
Powertrain EBITDA including noncontrolling interests increased $88 million as compared to the three months ended March 31, 2020. The increase is primarily attributable to the non recurrence of goodwill impairment charge in the amount of $41 million recognized during the three months ended March 31, 2020, higher sales volume and favorable mix, favorable operating performance, and lower SG&A and engineering, research, and development costs during the three months ended March 31, 2021 as compared to prior year. These favorable factors were partially offset by an increase in cash severance charges of $9 million during the three months ended March 31, 2021 as compared to prior year.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended March 31, 2021
Restructuring charges, net	$2	$4	$9	$10	$25	$—	$25
Restructuring related costs	—	—	—	1	1	2	3
Loss on sale of business	1	—	—	—	1	—	1
Other costs (including strategic and transaction related)	—	—	(1)	—	(1)	9	8
Gain on extinguishment of debt	—	—	—	—	—	(8)	(8)
Total adjustments	$3	$4	$8	$11	$26	$3	$29

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended March 31, 2020
Restructuring charges, net	$2	$6	$—	$1	$9	$4	$13
Restructuring related costs	1	19	1	(1)	20	1	21
Other non-restructuring asset impairments	—	455	—	—	455	16	471
Other costs (including strategic and transaction related)(1)	—	—	4	—	4	21	25
Goodwill and intangibles impairment charge	110	232	—	41	383	—	383
Total adjustments	$113	$712	$5	$41	$871	$42	$913

(1) Includes costs related to the acquisitions and expected separation.

Liquidity and Capital Resources
Liquidity and Financing Arrangements
For the reasons discussed above under “Recent Trends and Market Conditions - General economic conditions”, there continues to be many uncertainties that remain related to COVID-19 that could negatively affect our liquidity and cash flows.

We believe cash flows from operations, combined with our cash on hand and committed and undrawn capacity under our $1.5 billion revolving credit facility, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year based on our current estimates and forecasts. We believe we will maintain compliance with our financial ratios set forth in our amended credit agreement. However, our ability to meet the financial covenants depends upon a number of operational and economic factors, including the effects of COVID-19, many of which are beyond our control. In the event we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity, and other alternatives to enhance our financial and operating position. We also continue to actively monitor credit market conditions for the right opportunity to replace and extend maturity.

Credit Facilities
The table below shows our borrowing capacity on committed credit facilities at March 31, 2021 (amounts in billions):

	March 31, 2021
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$1.5
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2021 - 2028	—
		$1.5

(a)We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)At March 31, 2021, we had $28 million of outstanding letters of credit under the revolving credit facility, which reduces the available borrowings under our revolving credit facility. We also had $74 million of outstanding letters of credit under our uncommitted facilities at March 31, 2021.

We have a senior credit facility under the credit agreement dated October 1, 2018 (as amended, restated, supplemented or otherwise modified, the “New Credit Facility”) that provides $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility (“Term Loan A”) and a seven-year $1.7 billion term loan B facility (“Term Loan B”).

At March 31, 2021, we had liquidity of $2.1 billion comprised of $631 million of cash and $1.5 billion undrawn on our revolving credit facility. We had no outstanding borrowings on our revolving credit facility at March 31, 2021.

Term Loans
New Credit Facility — Interest Rates and Fees
At March 31, 2021, after giving effect to the third amendment to the New Credit Facility dated May 5, 2020 (the “Third Amendment”), the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.25% and, prior to the occurrence of certain covenant reset triggers (“Covenant Reset Triggers”), will remain at LIBOR plus 2.25% for each relevant period for which the our consolidated net leverage ratio (as defined in the New Credit Facility) is less than 6.0 to 1 and greater than 4.5 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step down as follows:

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

New Credit Facility — Other Terms and Conditions
The New Credit Facility contains representations and warranties, and covenants which are customary for debt facilities of this type. The Third Amendment provided relief from the financial maintenance covenants for the revolving credit facility and Term Loan A facility subject to the non-occurrence of certain Covenant Reset Triggers that limit certain of our activities by implementing more restrictive affirmative and negative covenants. After giving effect to the Third Amendment, the financial maintenance covenants for the revolving credit facility and the Term Loan A facility include (i) a requirement to have a senior secured leverage ratio (as defined in the New Credit Facility), with step-downs, as detailed in the table below; (ii) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility), with step-downs, as follows:

(i) Senior secured net leverage ratio		(ii) Consolidated net leverage ratio
not greater than 8.75 to 1	at December 31, 2020	not greater than 5.25 to 1	at March 31, 2022
not greater than 8.25 to 1	at March 31, 2021	not greater than 4.75 to 1	at June 30, 2022
not greater than 4.50 to 1	at June 30, 2021	not greater than 4.25 to 1	at September 30, 2022
not greater than 4.25 to 1	at September 30, 2021	not greater than 3.75 to 1	thereafter
not greater than 4.00 to 1	at December 31, 2021
and (iii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 1.50 to 1 through March 31, 2021, and 2.75 to 1 thereafter.

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

In addition, we may make a one-time election to revert back to the Prior Financial Covenants and terminate the applicability of the Covenant Reset Triggers upon delivery of a covenant reset certificate to the administrative agent under the New Credit Facility that attests to compliance with the Prior Financial Covenants as of the end of the relevant fiscal period (“Covenant Reset Certificate”). Refer to Note 10, “Debt and Other Financing Arrangements” included in Part I, Item I for additional details.

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of March 31, 2021 are as follows: senior secured net leverage ratio of 2.62 actual versus 8.25 (maximum required under the Third Amendment); and interest coverage ratio of 6.10 actual versus 1.50 (minimum required under the Third Amendment).

Senior Notes
A summary of our senior unsecured and secured notes at March 31, 2021 are as follows (amounts in millions):

	Principal	Carrying Amount(a)
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	$225	$223
$500 million of 5.000% Senior Notes due 2026	$500	$495
Senior Secured Notes
$500 million of 7.875% Senior Secured Notes due 2029	$500	$490
$800 million of 5.125% Senior Secured Notes due 2029	$800	$786

(a) Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $92 million at March 31, 2021.

At March 31, 2021, we had outstanding 5.375% senior unsecured notes due December 15, 2024 (“2024 Senior Notes”) and 5.000% senior unsecured notes due July 15, 2026 (“2026 Senior Notes” and together with the 2024 Senior Notes, the “Senior Unsecured Notes”). We also had the following outstanding at March 31, 2021, 7.875% senior secured notes due January 15, 2029 (“7.875% Senior Secured Notes”) and 5.125% senior secured notes due April 15, 2029 (“5.125% Senior Secured Notes” and together with the 7.875% Senior Secured Notes, the “Senior Secured Notes”).

On March 3, 2021, we provided notice of our intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 (the “2024 Fixed Rate Secured Notes”) and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (the “2024 Floating Rate Secured Notes” and, together with the 2024 Fixed Rate Secured Notes, the “2024 Secured Notes”). On March 17, 2021, we, using the net proceeds from the offering of 5.125% Senior Secured Notes, together with cash on hand, satisfied and discharged each of the indentures governing the 2024 Secured Notes in accordance with their terms. As a result, we recorded a gain on extinguishment of debt of $8 million for the three months ended March 31, 2021.

Senior Unsecured Notes and Senior Secured Notes — Other Terms and Conditions
The Senior Unsecured Notes and Senior Secured Notes contain covenants that will, among other things, limit our and our subsidiaries’ ability to create liens and enter into sale and leaseback transactions. In addition, the indentures governing the Senior Secured Notes and 2024 Senior Notes also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on our operations, including limitations on: (i) incurring additional indebtedness; (ii) paying dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales; (vi) entering into transactions with our affiliates; and (vii) mergers and consolidations.

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

At March 31, 2021, we were in compliance with all of our financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

Factoring Arrangements
In our factoring programs, accounts receivables are transferred in their entirety and are accounted for as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring programs approximates the fair value of such receivables. Some of these programs have deferred purchase price arrangements with the banks.

We are the servicer of the receivables under some of these arrangements and are responsible for performing all accounts receivable administration functions. Where we receive a fee to service and monitor these transferred accounts receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

At March 31, 2021 and December 31, 2020, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.0 billion and $1.0 billion, of which $0.5 billion and $0.4 billion as of March 31, 2021 and December 31, 2020 relate to accounts receivable where we have continuing involvement. In addition, the deferred purchase price receivable was $69 million and $51 million at March 31, 2021 and December 31, 2020.

For the three months ended March 31, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales was $1.3 billion and $1.2 billion, of which $1.1 billion and $1.1 billion were received on accounts receivable where we have continuing involvement.

For the three months ended March 31, 2021 and 2020, financing charges associated with our factored receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), were $4 million and $6 million.

If we were not able to factor receivables under these programs, our borrowings under our revolving credit agreement might increase. These programs provide us with access to cash at costs that are generally favorable to alternative sources of financing and allow us to reduce borrowings under our revolving credit agreement.

Cash Flows
Operating Activities
Operating activities for the three months ended March 31, 2021 and 2020 were as follows (amounts in millions):

	Three Months Ended March 31,
	2021	2020
Operational cash flow before changes in operating assets and liabilities	$268	$(1)

Changes in operating assets and liabilities:
Receivables	(452)	139
Inventories	(120)	(73)
Payables and accrued expenses	240	(136)
Accrued interest and accrued income taxes	8	29
Other assets and liabilities	6	(110)
Total change in operating assets and liabilities	(318)	(151)
Net cash (used) provided by operating activities	$(50)	$(152)

Net cash used by operating activities for the three months ended March 31, 2021 was $50 million, a decrease of $102 million compared to the three months ended March 31, 2020. The activity was the result of:
•an improvement in net cash provided by operating activities before operating assets and liabilities of $269 million; and
•a net increase of $167 million in net cash used by operating activities due to unfavorable changes in working capital items.

Investing Activities
Investing activities for the three months ended March 31, 2021 and 2020 were as follows (amounts in millions):

	Three Months Ended March 31,
	2021	2020
Proceeds from sale of assets	$7	$2
Net proceeds from sale of business	1	—
Cash payments for property, plant, and equipment	(95)	(137)
Proceeds from deferred purchase price of factored receivables	115	56
Other	—	2
Net cash (used) provided by investing activities	$28	$(77)

Net cash provided by investing activities for the three months ended March 31, 2021 increased by $105 million primarily due to an increase in proceeds from deferred purchase price of factored receivables of $59 million, and an increase in net proceeds from sale of assets of $5 million. Cash payments for property, plant, and equipment were $95 million for the three months ended March 31, 2021 as compared to $137 million for the three months ended March 31, 2020.

Financing Activities
Financing activities for the three months ended March 31, 2021 and 2020 were as follows (amounts in millions):

	Three Months Ended March 31,
	2021	2020
Proceeds from term loans and notes	$813	$67
Repayments of term loans and notes	(862)	(84)
Debt issuance costs of long-term debt	(11)	(8)
Borrowings on revolving lines of credit	1,382	3,161
Payments on revolving lines of credit	(1,394)	(2,659)
Issuance (repurchase) of common shares	(2)	(1)
Net increase (decrease) in bank overdrafts	—	(2)
Distributions to noncontrolling interest partners	(7)	(2)
Other	(49)	11
Net cash (used) provided by financing activities	$(130)	$483

Net cash flow used by financing activities was $130 million for the three months ended March 31, 2021. This included net repayments on term loans and notes of $49 million, net repayments on revolving lines of credit of $12 million and net repayments on other financing arrangements of $56 million.

Net cash flow provided by financing activities was $483 million for the three months ended March 31, 2020. This included net repayments on term loans of $17 million, and net borrowings on revolving lines of credit of $502 million.

Dividends on Common Stock
We did not pay dividends during the three months ended March 31, 2021 and 2020, due to the suspension of the dividend program in the second quarter of 2019.

Supplemental Guarantor Financial Information
Basis of Presentation
Substantially all of the Company’s existing and future material domestic 100% owned subsidiaries (which are referred to as the “Guarantor Subsidiaries”) fully and unconditionally guarantee its senior notes on a joint and several basis. However, a subsidiary’s guarantee may be released in certain customary circumstances such as a sale of the subsidiary or all or substantially all of its assets in accordance with the indenture applicable to the senior notes. The Guarantor Subsidiaries are combined in the presentation below.

Summarized Financial Information
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after the elimination of (a) intercompany transactions and balances among the Parent and the Guarantors and (b) the equity in earnings from and investments in any subsidiary that is a Nonguarantor (amounts in millions):

Income Statements

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Net sales and operating revenues	$1,859	$6,181
Operating expenses	$1,871	$6,896
Net income (loss)	$(67)	$(1,221)
Net income (loss) attributable to Tenneco Inc.	$(67)	$(1,221)

Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS
Current assets	$1,106	$1,150
Non-current assets	$1,953	$2,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$1,530	$1,463
Non-current liabilities	$5,737	$5,834
Intercompany due to (due from)	$486	$100

Environmental Matters, Legal Proceedings and Product Warranties
Note 13, “Commitments and Contingencies” in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain global market risks, including foreign currency exchange rate risk, commodity price risk, interest rate risk associated with our debt, and equity price risk associated with our share-based compensation awards.

Foreign Currency Exchange Rate Risk
We manufacture and sell our products globally. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities to minimize foreign currency risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.

Foreign Currency Forward Contracts
We enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. The fair value of these derivative instruments is not considered material to the condensed consolidated financial statements.

The following table summarizes by position the notional amounts for foreign currency forward contracts at March 31, 2021, all of which mature in the next twelve months (amounts in millions):

Notional Amount
Long positions	$273
Short positions	$(276)

Commodity Price Risk
Our production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. Commodity rate price forward contracts are executed to offset a portion of our exposure to the potential change in prices for raw materials. We monitor our commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. The fair value of our commodity price forward contracts is not considered material to the condensed consolidated financial statements.

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. At March 31, 2021, we had $2.0 billion par value of fixed rate debt and $3.2 billion par value of floating rate debt. Of the fixed rate debt, $225 million is fixed through 2024, $500 million is fixed through 2026, and $1.3 billion is fixed through 2029. For more detailed explanations on our debt structure and New Credit Facility, refer to “Liquidity and Capital Resources” earlier in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10, “Debt and Other Financing Arrangements” in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q.

We estimate the fair value of our long-term debt at March 31, 2021 was approximately 101% of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the condensed consolidated statements of income (loss) and the cash we pay for interest expense by approximately $32 million.

Equity Price Risk
We selectively use swaps to reduce market risk associated with our deferred compensation liabilities, which increase as our stock price increases and decrease as our stock price decreases. We have a cash-settled share swap agreement that moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. At March 31, 2021, we hedged our deferred compensation liability related to approximately 1,700,000 common share equivalents. We also have an S&P 500 index fund ETF swap agreement to further reduce our market risk, which will act as a natural hedge offsetting an equivalent amount of indexed investments in our deferred compensation plans. The fair value of these derivative instruments is not considered material to the condensed consolidated financial statements.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as the end of the quarter covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 13, “Commitments and Contingencies”, in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A.RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse effect on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The risks described in our Annual Report on Form 10-K are not the only risks facing us. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may affect our business, financial condition and operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2021. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
January 2021	1,307	$12.75	—	$—
February 2021	92,987	11.58	—	—
March 2021	153,214	11.44	—	—
Total	247,508	$11.50	—	$—
(1)     Shares withheld upon vesting of share settled restricted stock units in the first quarter of 2021.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2021

Exhibit Number		Description

4.1	—	Indenture, dated March 17, 2021, by and among Tenneco Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed March 17, 2021, File No. 1-12387).

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Matti Masanovich under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler and Matti Masanovich under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Dated: May 6, 2021