Form 10-Q
period 2021-06-30
TENNECO INC
filed 2021-08-05
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 81,972,032 shares outstanding as of August 2, 2021.

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
•our ability to comply with the covenants contained in the agreements governing our indebtedness and otherwise have sufficient liquidity through the COVID-19 pandemic;
•our working capital requirements;
•our ability to source and procure needed materials, components and other products, and services in accordance with customer demand and at competitive prices;
•supply chain disruptions, including constraints on steel and semiconductors and resulting increases in costs, impacting our company, our customers or the automotive industry;
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

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Net sales and operating revenues	$4,583	$2,637	$9,314	$6,473

Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	3,973	2,498	8,034	5,837
Selling, general, and administrative	269	195	524	444
Depreciation and amortization	145	159	300	330
Engineering, research, and development	73	55	145	132
Restructuring charges, net and asset impairments	27	121	52	605
Goodwill and intangible impairment charges	—	—	—	383
	4,487	3,028	9,055	7,731
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	3	1	6	2
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	15	4	37	17
Gain (loss) on extinguishment of debt	—	—	8	—
Other income (expense), net	13	11	21	19
	31	16	72	38
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	127	(375)	331	(1,220)
Interest expense	(69)	(66)	(139)	(141)
Earnings (loss) before income taxes and noncontrolling interests	58	(441)	192	(1,361)
Income tax (expense) benefit	(41)	101	(88)	195
Net income (loss)	17	(340)	104	(1,166)
Less: Net income (loss) attributable to noncontrolling interests	27	10	49	23
Net income (loss) attributable to Tenneco Inc.	$(10)	$(350)	$55	$(1,189)
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(0.12)	$(4.30)	$0.68	$(14.64)
Weighted average shares outstanding	82,251,559	81,350,773	82,102,310	81,259,667
Diluted earnings (loss) per share:
Earnings (loss) per share	$(0.12)	$(4.30)	$0.67	$(14.64)
Weighted average shares outstanding	82,251,559	81,350,773	83,122,354	81,259,667
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$17	$(340)	$104	$(1,166)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	62	42	10	(177)
Defined benefit plans	3	(5)	6	(1)
Cash flow hedges	(1)	4	(3)	2
Other comprehensive income (loss), net of tax	64	41	13	(176)
Comprehensive income (loss)	81	(299)	117	(1,342)
Less: Comprehensive income (loss) attributable to noncontrolling interests	31	17	47	10
Comprehensive income (loss) attributable to common shareholders	$50	$(316)	$70	$(1,352)
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$713	$798
Restricted cash	6	5
Receivables:
Customer notes and accounts, net	2,636	2,423
Other	111	105
Inventories	1,920	1,743
Prepayments and other current assets	619	619
Total current assets	6,005	5,693
Property, plant, and equipment, net	2,956	3,057
Long-term receivables, net	9	8
Goodwill	508	508
Intangibles, net	1,125	1,194
Investments in nonconsolidated affiliates	547	581
Deferred income taxes	272	285
Other assets	519	526
Total assets	$11,941	$11,852
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$126	$162
Accounts payable	3,101	2,917
Accrued compensation and employee benefits	456	365
Accrued income taxes	69	54
Accrued expenses and other current liabilities	1,061	1,188
Total current liabilities	4,813	4,686
Long-term debt	5,081	5,171
Deferred income taxes	96	89
Pension and postretirement benefits	1,057	1,101
Deferred credits and other liabilities	514	546
Commitments and contingencies (Note 12)
Total liabilities	11,561	11,593
Redeemable noncontrolling interests	108	78
Tenneco Inc. shareholders’ equity:
Preferred stock - $0.01 par value; none issued	—	—
Class A voting common stock - $0.01 par value; shares issued: (June 30, 2021 - 96,564,069; December 31, 2020 - 75,714,163)	1	1
Class B non-voting convertible common stock - $0.01 par value; shares issued: (June 30, 2021 - none; December 31, 2020 - 20,308,454)	—	—
Additional paid-in capital	4,449	4,442
Accumulated other comprehensive loss	(729)	(744)
Accumulated deficit	(2,833)	(2,888)
Shares held as treasury stock - at cost: (June 30, 2021 and December 31, 2020 - 14,592,888)	(930)	(930)
Total Tenneco Inc. shareholders’ equity (deficit)	(42)	(119)
Noncontrolling interests	314	300
Total equity	272	181
Total liabilities, redeemable noncontrolling interests, and equity	$11,941	$11,852
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$104	$(1,166)
Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
Goodwill and intangible impairment charges	—	383
Depreciation and amortization	300	330
Deferred income taxes	12	(242)
Stock-based compensation	9	9
Restructuring charges and asset impairments, net of cash paid	3	540
Change in pension and other postretirement benefit plans	(11)	(26)
Equity in earnings of nonconsolidated affiliates	(37)	(17)
Cash dividends received from nonconsolidated affiliates	58	18
Loss (gain) on sale of assets and other	(7)	(1)
Changes in operating assets and liabilities:
Receivables	(481)	174
Inventories	(193)	292
Payables and accrued expenses	249	(540)
Accrued interest and accrued income taxes	34	(17)
Other assets and liabilities	(17)	(68)
Net cash (used) provided by operating activities	23	(331)
Investing Activities
Proceeds from sale of assets	12	5
Net proceeds from sale of business	1	—
Proceeds from sale of investment in nonconsolidated affiliates	3	—
Cash payments for property, plant, and equipment	(185)	(212)
Proceeds from deferred purchase price of factored receivables	254	91
Other	—	1
Net cash (used) provided by investing activities	85	(115)
Financing Activities
Proceeds from term loans and notes	838	96
Repayments of term loans and notes	(939)	(133)
Debt issuance costs of long-term debt	(12)	(16)
Borrowings on revolving lines of credit	2,876	4,821
Payments on revolving lines of credit	(2,871)	(3,536)
Issuance (repurchase) of common shares	(2)	(1)
Net increase (decrease) in bank overdrafts	—	59
Distributions to noncontrolling interest partners	(8)	(2)
Payments on securitization programs and other	(71)	(1)
Net cash (used) provided by financing activities	(189)	1,287
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(3)	(36)
Increase (decrease) in cash, cash equivalents, and restricted cash	(84)	805
Cash, cash equivalents, and restricted cash, beginning of period	803	566
Cash, cash equivalents, and restricted cash, end of period	$719	$1,371
Supplemental Cash Flow Information
Cash paid during the period for interest	$100	$123
Cash paid during the period for income taxes, net of refunds	$62	$75
Lease assets obtained in exchange for new operating lease liabilities	$26	$54
Non-cash inventory charge due to aftermarket product line exit	$44	$82
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$86	$86
Deferred purchase price of receivables factored in the period	$266	$95
Reduction in assets from redeemable noncontrolling interest transaction with owner	$—	$53
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1	$4,442	$(744)	$(2,888)	$(930)	$(119)	$300	$181
Net income (loss)				65		65	10	75
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(46)			(46)	(3)	(49)
Defined benefit plans			3			3	—	3
Cash flow hedges			(2)			(2)	—	(2)
Comprehensive income (loss)						20	7	27
Stock-based compensation, net	—	3	—	—	—	3	—	3
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2021	1	4,445	(789)	(2,823)	(930)	(96)	305	209
Net income (loss)				(10)		(10)	8	(2)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			58			58	2	60
Defined benefit plans			3			3	—	3
Cash flow hedges			(1)			(1)	—	(1)
Comprehensive income (loss)						50	10	60
Stock-based compensation, net	—	4	—	—	—	4	—	4
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	$1	$4,449	$(729)	$(2,833)	$(930)	$(42)	$314	$272

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1	$4,432	$(711)	$(1,367)	$(930)	$1,425	$194	$1,619
Net income (loss)				(839)		(839)	2	(837)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(199)			(199)	(13)	(212)
Defined benefit plans			4			4	—	4
Cash flow hedges			(2)			(2)	—	(2)
Comprehensive income (loss)						(1,036)	(11)	(1,047)
Stock-based compensation, net	—	2	—	—	—	2	—	2
Reclassification of redeemable noncontrolling interest to permanent equity	—	—	—	—	—	—	82	82
Redeemable noncontrolling interest transaction with owner	—	(7)	—	—	—	(7)	—	(7)
Balance at March 31, 2020	1	4,427	(908)	(2,206)	(930)	384	265	649
Net income (loss)				(350)		(350)	6	(344)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			35			35	4	39
Defined benefit plans			(5)			(5)	—	(5)
Cash flow hedges			4			4	—	4
Comprehensive income (loss)						(316)	10	(306)
Stock-based compensation, net	—	6	—	—	—	6	—	6
Balance at June 30, 2020	$1	$4,433	$(874)	$(2,556)	$(930)	$74	$275	$349

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

The Company is continually evaluating its portfolio and a full range of strategic options to enhance shareholder value creation, including a potential separation of the Company into an Aftermarket and Ride Performance company and a new Powertrain Technology company. Efforts to optimize shareholder value creation remain focused on operational improvements, reducing structural costs, lowering capital intensity, reducing net debt, and growth in targeted business lines.

2. Basis of Presentation

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders’ equity, and cash flows. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 24, 2021 (the “2020 Form 10-K”). Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. There are many uncertainties related to the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows.

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

At June 30, 2021 and December 31, 2020, the Company held redeemable noncontrolling interests of $58 million and $45 million which were not currently redeemable or probable of becoming redeemable. The redemption of these redeemable noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

In addition, at June 30, 2021 and December 31, 2020, the Company held a redeemable noncontrolling interest of $50 million and $33 million which was probable of becoming redeemable. This noncontrolling interest is also presented in the temporary equity section of the Company’s condensed consolidated balance sheets and has been remeasured to its redemption value. The Company immediately recognizes changes to redemption value as a component of “Net income (loss) attributable to noncontrolling interests” in the condensed consolidated statements of income (loss). This redeemable noncontrolling interest represents a 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) retained by K Öhlin Holding AB (“Köhlin”), as a result of the Öhlins acquisition on January 10, 2019. Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins acquisition to sell the KÖ Interest to the Company. During the six months ended June 30, 2021 and 2020, the Company recognized an increase of $18 million and $10 million to the carrying value of this noncontrolling interest.

During the first quarter of 2020, the Company completed the process to make a tender offer of the shares it did not own for a subsidiary in India acquired by the Company as part of the Federal-Mogul LLC acquisition on October 1, 2018, in accordance with local regulations. As a result of completing the tender offer, the redeemable noncontrolling interest was no longer redeemable or probable of becoming redeemable and the amount of $82 million was reclassified to permanent equity during the six months ended June 30, 2020. Refer to Note 16, “Related Party Transactions”, for additional information related to the tender offer of this noncontrolling interest.

The following is a rollforward of activities in the Company’s redeemable noncontrolling interests:

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$78	$196
Net income (loss) attributable to redeemable noncontrolling interests	13	5
Other comprehensive income (loss)	(1)	(4)
Noncontrolling interest tender offer redemption	—	(46)
Redemption value measurement adjustment	18	10
Reclassification of noncontrolling interest to permanent equity	—	(82)
Balance at end of period	$108	$79

Earnings (loss) per share
Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares of common stock outstanding	82,251,559	81,350,773	82,102,310	81,259,667
Effect of dilutive securities:
PSUs and RSUs	—	—	1,020,044	—
Dilutive shares outstanding	82,251,559	81,350,773	83,122,354	81,259,667

For the three and six months ended June 30, 2021, the calculation of diluted earnings (loss) per share excluded 3,459,155 and 2,032,790 of share-based awards, as the effect on the calculation would have been anti-dilutive. For the three and six months ended June 30, 2020, the calculation of diluted earnings (loss) per share excluded 3,133,035 and 2,508,565 of share-based awards, as the effect on the calculation would have been anti-dilutive.

3. Acquisitions and Divestitures

Assets Held for Sale
At June 30, 2021 and December 31, 2020, the Company had $11 million and $15 million of property, plant, and equipment, primarily land, buildings and non-core machinery and equipment, across multiple segments that are expected to be sold in the next twelve months and have been classified as held for sale. The assets held for sale are recorded in “Prepayments and other current assets” in the condensed consolidated balance sheets.

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

The Company’s restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), and facility closure and exit costs. For the three and six months ended June 30, 2021 and 2020, restructuring charges, net and asset impairments by segment are as follows:

	Three Months Ended June 30, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$5	$8	$2	$8	$1	$24

Asset impairments related to restructuring actions	1	—	—	—	—	1
Other non-restructuring asset impairments	—	—	—	—	2	2
Total asset impairment charges	1	—	—	—	2	3
Total restructuring charges, net and asset impairments	$6	$8	$2	$8	$3	$27

	Three Months Ended June 30, 2020
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$15	$18	$22	$36	$1	$92

Asset impairments related to restructuring actions	25	—	—	3	—	28
Other non-restructuring asset impairments	—	—	—	—	1	1
Impairment of assets held for sale	(1)	—	—	1	—	—
Total asset impairment charges	24	—	—	4	1	29
Total restructuring charges, net and asset impairments	$39	$18	$22	$40	$2	$121

	Six Months Ended June 30, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$7	$12	$11	$18	$1	$49

Asset impairments related to restructuring actions	1	—	—	—	—	1
Other non-restructuring asset impairments	—	—	—	—	2	2
Total asset impairment charges	1	—	—	—	2	3
Total restructuring charges, net and asset impairments	$8	$12	$11	$18	$3	$52

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Six Months Ended June 30, 2020
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$17	$24	$22	$37	$5	$105

Asset impairments related to restructuring actions	25	—	—	3	—	28
Other non-restructuring asset impairments	—	455	—	—	17	472
Impairment of assets held for sale	(1)	—	—	1	—	—
Total asset impairment charges	24	455	—	4	17	500
Total restructuring charges, net and asset impairments	$41	$479	$22	$41	$22	$605

Severance and other charges, net
Three and six months ended June 30, 2021
The Company recognized $15 million and $32 million in severance and other charges expected to be paid for cost reduction initiatives aimed at optimizing the Company’s cost structure across all segments and regions during the three and six months ended June 30, 2021. The Company also recognized severance and other charges of $9 million and $20 million related to plant consolidations, relocations, and closures during the three and six months ended June 30, 2021.

In response to the COVID-19 global pandemic, the Company announced Project Accelerate and executed global headcount reductions. The Company began implementing these actions during the second quarter of 2020 and expects to complete them during 2021. The Company recognized a reduction of $3 million in revisions to estimates for the cash severance costs expected to be paid in connection with these actions during the six months ended June 30, 2021.

Motorparts recognized severance and other charges, and revisions to estimates as follows:
•$1 million and $3 million for the three and six months ended June 30, 2021 in connection with its supply chain rationalization and distribution network initiative to achieve efficiencies and improve throughput to its customers in North America;
•$1 million, along with a reduction of $4 million in revisions to estimates, for the three and six months ended June 30, 2021 in connection with cost reduction initiatives primarily in Europe; and
•$7 million for the three and six months ended June 30, 2021 related to plant consolidations, relocations, and closures, primarily in Europe.

Performance Solutions recognized severance and other charges as follows:
•$7 million and $11 million for the three and six months ended June 30, 2021 in connection with cost reduction initiatives primarily in Europe; and
•$1 million for the three and six months ended June 30, 2021 related to plant consolidations, relocations, and closures, primarily in North America.

Clean Air recognized severance and other charges, and revisions to estimates as follows:
•$2 million and $17 million for the three and six months ended June 30, 2021, along with a reduction of $1 million and $6 million in revisions to estimates for the three and six months ended June 30, 2021, in connection with cost reduction initiatives primarily in Europe;
•$1 million and $3 million for the three and six months ended June 30, 2021 related to plant consolidations, relocations and closures primarily in North America and Asia Pacific; and
•$3 million reduction due to a revision in estimates for the six months ended June 30, 2021 in connection with Project Accelerate.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Powertrain recognized severance and other charges, and revisions to estimates as follows:
•$9 million for the three and six months ended June 30, 2021 in connection with cost reduction initiatives primarily in Asia Pacific;
•$3 million and $4 million reduction as a result of revisions to estimates for the three and six months ended June 30, 2021, in connection with cost reduction initiatives primarily in Europe;
•$9 million for the six months ended June 30, 2021 related to plant consolidations, relocations, and closures, primarily in Europe and North America; and
•$2 million and $4 million for the three and six months ended June 30, 2021 incurred related to an approved voluntary termination program at one of its European bearings plants aimed at reducing headcount. As of June 30, 2021, total severance related restructuring charges for this program aggregate to $12 million. Total severance related charges are expected to be approximately $31 million, comprised of approximately $10 million of postemployment benefits, including an early retirement program, and $21 million of special termination benefits. In addition, the Company expects to incur additional costs of approximately $2 million for customer validation, equipment transfer, and related expenditures.

The Company also incurred $1 million in cash severance costs within its corporate component for the three and six months ended June 30, 2021.

Three and six months ended June 30, 2020
The Company recognized $44 million and $51 million in severance and other charges of expected to be paid for cost reduction initiatives during the three and six months ended June 30, 2020. The Company also recognized severance and other charges of $23 million and $29 million related to plant consolidations, relocations, and closures during the three and six months ended June 30, 2020.

The Company recognized charges of $25 million for cash severance costs expected to be paid in connection with Project Accelerate during the three and six months ended June 30, 2020.

Motorparts recognized severance and other charges, and revisions to estimates as follows:
•$4 million for the three and six months ended June 30, 2020 in connection with its supply chain rationalization and distribution network initiative to achieve efficiencies and improve throughput to its customers in North America;
•$4 million and $6 million for the three and six months ended June 30, 2020, along with a reduction of $1 million in revisions to estimates for the three and six months ended June 30, 2020, in connection with cost reduction initiatives primarily in Europe;
•$3 million and $4 million for the three and six months ended June 30, 2020, along with a reduction of $1 million in revisions to estimates for the six months ended June 30, 2020, related to plant consolidations, relocations, and closures primarily in Europe and Asia Pacific; and
•$5 million for the three and six months ended June 30, 2020 in connection with Project Accelerate.

Performance Solutions recognized severance and other charges, and revisions to estimates as follows:
•$10 million for the three and six months ended June 30, 2020 in connection with cost reduction initiatives primarily in Europe;
•$5 million and $12 million for the three and six months ended June 30, 2020, along with a reduction of $1 million in revisions to estimates for the six months ended June 30, 2020 related to plant consolidations, relocations, and closures, primarily in North America; and
•$3 million for the three and six months ended June 30, 2020 in connection with Project Accelerate.

Clean Air recognized severance and other charges, and revisions to estimates for the three and six months ended June 30, 2020 as follows:
•$14 million, along with a reduction of $1 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe;
•$1 million, along with a reduction of $1 million in revisions to estimates, related to plant consolidations, relocations, and closures primarily in Europe; and
•$9 million in connection with Project Accelerate.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Powertrain recognized severance and other charges, and revisions to estimates as follows:
•$12 million and $14 million for the three and six months ended June 30, 2020 in connection with cost reduction initiatives primarily in Europe;
•$16 million for the three and six months ended June 30, 2020, along with a reduction of $1 million in revisions to estimates for the six months ended June 30, 2020, related to plant consolidations, relocations, and closures, primarily in North America and Europe;
•$7 million for the three and six months ended June 30, 2020 in connection with Project Accelerate; and
•$1 million for the three and six months ended June 30, 2020 incurred related to an approved voluntary termination program at one of its European bearings plants aimed at reducing headcount.

The Company also incurred $1 million in cash severance costs in connection with Project Accelerate for the three and six months ended June 30, 2020, as well as $4 million in cash severance costs for the elimination of certain redundant positions within its corporate component for the six months ended June 30, 2020.

Restructuring reserve rollforward
The following table provides a summary of the Company’s restructuring liabilities and related activity for each type of exit costs:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Employee Costs	Facility Closure and Other Costs	Total	Employee Costs	Facility Closure and Other Costs	Total
Balance at beginning of period	$99	$1	$100	$97	$4	$101
Provisions	31	3	34	10	5	15
Revisions to estimates	(9)	—	(9)	(2)	—	(2)
Payments	(21)	(4)	(25)	(23)	(7)	(30)
Foreign currency	(1)	—	(1)	(1)	—	(1)
Balance at March 31	99	—	99	81	2	83
Provisions	30	2	32	90	6	96
Revisions to estimates	(8)	—	(8)	(4)	—	(4)
Payments	(22)	(2)	(24)	(31)	(4)	(35)
Balance at end of period	$99	$—	$99	$136	$4	$140

Asset impairments
Asset impairments related to restructuring actions
During the three and six months ended June 30, 2021, as a result of the actions in the Motorparts segment, asset impairment charges of $1 million were recognized related to the write-down of property, plant and equipment.

During the three and six months ended June 30, 2020, as a result of the actions in the Motorparts segment, asset impairment charges of $25 million were recognized which included $16 million related to the write-down of property, plant, and equipment to its fair value, and $9 million of impairment charge to its operating lease right-of-use assets. Refer to Note 5, “Inventories”, for additional information.

During the three and six months ended June 30, 2020, the Powertrain segment incurred $3 million in asset impairment charges in connection with its plant relocation and closure actions.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Other non-restructuring asset impairments
As a result of changes in the business, during the second quarter of 2021, the Company assessed and concluded an impairment trigger had occurred for certain long-lived asset groups in its corporate component and recognized an impairment charge of $2 million during the three and six months ended June 30, 2021.

The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. During the first quarter of 2020, the Company concluded impairment triggers had occurred for certain long-lived asset groups in the Performance Solutions segment as a result of the effects of the COVID-19 global pandemic on the Company’s projected financial information. Accordingly, the Company tested these long-lived asset groups for recoverability by performing undiscounted cash flow analyses. Based on these analyses, the net carrying values of these asset groups exceeded their undiscounted future cash flows. As such, the Company estimated the fair values of these asset groups at March 31, 2020 and compared them to their carrying values. As the net carrying values of these long-lived asset groups exceeded their fair values, the Company recorded long-lived asset impairment charges for property, plant, and equipment of $455 million during the six months ended June 30, 2020. Refer to Note 8, “Financial Instruments and Fair Value” for additional information on the fair value estimates used in these analyses.

As a result of changes in the business, during the first quarter of 2020, the Company assessed and concluded an impairment trigger had occurred for certain long-lived asset groups in its corporate component. Accordingly, the Company tested these long-lived asset groups for recoverability. The Company estimated the fair value of these asset groups and compared it to the carrying value. As the net carrying value exceeded fair value, the Company recorded long-lived asset impairment charges of $1 million and $17 million during the three and six months ended June 30, 2020. Included in the asset impairment charges for the six months ended June 30, 2020 are $11 million of property, plant, and equipment and $6 million of operating lease right-of-use assets, included in “Other assets” within the condensed consolidated balance sheets.

5. Inventories

At June 30, 2021 and December 31, 2020, inventory by major classification was as follows:

	June 30, 2021	December 31, 2020
Finished goods	$797	$758
Work in process	551	449
Raw materials	479	441
Materials and supplies	93	95
Total inventories	$1,920	$1,743

Beginning in the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. As a result, certain assets including inventory, real estate, and personal property will no longer be utilized. As part of Motorparts' on-going efforts related to this initiative, it recognized an additional non-cash charge of $44 million to write-down inventory to its net realizable value, an additional $1 million impairment charge to write-down property, plant and equipment, and $1 million and $3 million in restructuring charges related to cash severance benefits and other costs during the three and six months ended June 30, 2021.

During the three and six months ended June 30, 2020, the Motorparts segment recognized an $82 million non-cash charge to write-down inventory to its net realizable value, a $16 million impairment charge to write-down property, plant, and equipment to its fair value, a $9 million impairment charge to its operating lease right-of-use assets, and $4 million in restructuring charges related to cash severance benefits. Refer to Note 4, “Restructuring Charges, Net and Asset Impairments” for additional information.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
6. Goodwill and Other Intangible Assets

As discussed in Note 2, “Basis of Presentation”, beginning in the first quarter of 2021, the Company moved a reporting unit within the Powertrain segment to the Ride Performance segment and Ride Performance was renamed Performance Solutions. Refer to Note 15, “Segment Information” for further information.

At June 30, 2021 and December 31, 2020, goodwill consists of the following:

	Six Months Ended June 30, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Gross carrying amount at December 31, 2020	$623	$549	$23	$59	$1,254
Foreign exchange	—	(3)	—	—	(3)
Gross carrying amount at March 31, 2021	623	546	23	59	1,251
Foreign exchange	—	2	—	—	2
Gross carrying amount at June 30, 2021	623	548	23	59	1,253

Accumulated impairment loss at December 31, 2020	(310)	(377)	—	(59)	(746)
Foreign exchange	—	3	—	—	3
Accumulated impairment loss at March 31, 2021	(310)	(374)	—	(59)	(743)
Foreign exchange	—	(2)	—	—	(2)
Accumulated impairment loss at June 30, 2021	(310)	(376)	—	(59)	(745)

Net carrying value at June 30, 2021	$313	$172	$23	$—	$508

The following table shows a summary of the number of reporting units with a net carrying value of goodwill in each segment at June 30, 2021 and whether or not the reporting unit’s fair value exceeds its carrying value by more or less than 25% based on each respective reporting units most recent goodwill impairment analysis:

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

As discussed in more detail in Note 4, “Restructuring Charges, Net and Asset Impairments”, the Company concluded impairment triggers had occurred during the first quarter of 2020 for certain long-lived asset groups within the Performance Solutions segment. As a result, the Company recorded non-cash impairment charges of $65 million related to its definite-lived intangible assets during the six months ended June 30, 2020, which represented full impairments of the definite-lived intangible assets in two reporting units.

Impairment charges for goodwill and intangible assets recognized by segment during the six months ended June 30, 2020 consist of the following:

	Six Months Ended June 30, 2020
	Motorparts	Performance Solutions	Powertrain	Total
Goodwill impairment charges	$70	$156	$41	$267
Trade names and trademarks intangible asset impairment charges	40	11	—	51
Definite-lived intangible asset impairment charges	—	65	—	65
	$110	$232	$41	$383

At June 30, 2021 and December 31, 2020, the Company’s intangible assets consist of the following:

		June 30, 2021			December 31, 2020
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10 years	$994	$(328)	$666	$995	$(282)	$713
Customer contracts	10 years	8	(6)	2	8	(6)	2
Patents	10 to 17 years	1	(1)	—	1	(1)	—
Technology rights	10 to 30 years	137	(56)	81	139	(51)	88
Packaged kits know-how	10 years	54	(15)	39	54	(12)	42
Catalogs	10 years	47	(13)	34	47	(11)	36
Licensing agreements	3 to 5 years	65	(42)	23	66	(35)	31
Land use rights	28 to 46 years	50	(5)	45	49	(4)	45
		$1,356	$(466)	890	$1,359	$(402)	957
Indefinite-lived intangible assets:
Trade names and trademarks				235			237
Total				$1,125			$1,194

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
The amortization expense associated with definite-lived intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$33	$32	$65	$66

The expected future amortization expense for the Company’s definite-lived intangible assets is as follows:

	2021	2022	2023	2024	2025	2026 and thereafter	Total
Expected amortization expense	$64	$125	$122	$114	$114	$351	$890

7. Investment in Nonconsolidated Affiliates

No significant changes occurred in the Company’s ownership interest in nonconsolidated affiliates since December 31, 2020.

The carrying amount of the Company’s investments in its nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $278 million and $287 million at June 30, 2021 and December 31, 2020.

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates for the three and six months ended June 30, 2021 and 2020. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company’s proportionate share:

	Three Months Ended June 30, 2021
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$94	$52	$136	$282
Gross profit	$29	$14	$29	$72
Income from continuing operations	$25	$14	$15	$54
Net income	$17	$13	$14	$44

	Three Months Ended June 30, 2020
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$36	$11	$41	$88
Gross profit	$6	$5	$6	$17
Income from continuing operations	$4	$4	$2	$10
Net income	$5	$4	$2	$11

	Six Months Ended June 30, 2021
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$196	$101	$248	$545
Gross profit	$64	$28	$51	$143
Income from continuing operations	$57	$28	$30	$115
Net income	$51	$25	$24	$100

	Six Months Ended June 30, 2020
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$120	$41	$146	$307
Gross profit	$32	$11	$26	$69
Income from continuing operations	$27	$11	$11	$49
Net income	$23	$10	$8	$41

Refer to Note 16, “Related Party Transactions”, for additional information on balances and transactions with equity method investments.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

8. Financial Instruments and Fair Value

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices, equity price risk associated with share-based compensation awards, and changes in interest rates, which may result in cash flow risks. For exposures not offset within its operations, the Company may enter into various derivative or other financial instrument transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes. In certain cases, the Company may or may not designate certain derivatives instruments as hedges for accounting purposes. Designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.

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

Concentrations of Credit Risk
Financial instruments, including cash equivalents and derivative contracts, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s concentration of credit risk related to derivative contracts at June 30, 2021 and December 31, 2020 is not considered material to the condensed consolidated financial statements.

Equity Price Risk
The Company has deferred compensation liabilities and certain cash-settled share-based incentive compensation liabilities that are dependent upon the Company’s stock price. These liabilities increase as the stock price increases and decrease as the stock price decreases. The Company has entered into certain financial instruments that move in the opposite direction of these liabilities. The market risk related to the deferred compensation liability and vested portion of the cash-settled share-based incentive compensation awards have been substantially mitigated. Significant market risk still exists with respect to the unvested cash-settled share-based incentive compensation grant awards which have not yet been accrued. Refer to “Other Financial Instruments” section below for additional details on these liabilities and the related financial instruments used to reduce the Company's equity price risk.

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

Foreign Currency Forward Contracts
The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. The Company calculates the fair value of its foreign currency contracts using currency forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of these derivative instruments at June 30, 2021 and December 31, 2020 is not considered material to the condensed consolidated financial statements.

The following table summarizes by position the notional amounts for foreign currency forward contracts at June 30, 2021, all of which mature in the next twelve months:

Notional Amount
Long positions	$277
Short positions	$(282)

Other Financial Instruments
Cash-Settled Share and Index Swap Transactions
The Company has certain employee compensation arrangements, including deferred compensation and cash-settled share-based units granted under its long-term incentive plan, that are valued based on the Company's stock price. As of June 30, 2021 and December 31, 2020, the share equivalents outstanding related to cash-settled share-based awards are as follows:

	June 30, 2021	December 31, 2020
Restricted Stock Units (RSUs)	1,758,443	1,878,220
Performance Share Units (PSUs)	2,990,493	—
	4,748,936	1,878,220

Deferred compensation arrangements	1,584,039	1,125,605

The Company has entered into financial instruments to mitigate the risk associated with the deferred compensation liability and vested portion of the cash-settled share-based incentive compensation awards. In the second quarter of 2021, the Company entered into an additional agreement to increase the number of common share equivalents from 1,700,000 at December 31, 2020 to 3,200,000 at June 30, 2021 to mitigate additional market risk. These financial instruments use the Company’s stock price as an observable input (level 2) in determining fair value. The estimated fair value of these financial instruments at June 30, 2021 and December 31, 2020 is as follows:

	Balance sheet classification	June 30, 2021	December 31, 2020
Other financial instruments in asset positions	Prepayments and other current assets	$29	$1
Other financial instruments in liability positions (a)	Accrued expenses and other current liabilities	$3	$—

(a) There is cash collateral of $15 million and $7 million at June 30, 2021 and December 31, 2020 associated with this instrument, which is included in “Prepayments and other current assets” in the condensed consolidated balance sheets.

The gains and losses associated with these other financial instruments is recognized in “Selling, general, and administrative” in the condensed consolidated statements of income (loss).

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

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI” or “OCL”) and makes reclassifying adjustments into “Cost of sales (exclusive of depreciation and amortization)” within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $40 million and $10 million at June 30, 2021 and December 31, 2020. Substantially all of the commodity price hedge contracts mature within one year.

The Company calculates the fair value of its commodity contracts using commodity forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of these derivative instruments at June 30, 2021 and December 31, 2020 is not considered material to the condensed consolidated financial statements.

Net Investment Hedge — Foreign Currency Borrowings
At December 31, 2020, the Company had foreign currency denominated debt, of which €344 million or $420 million, was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company and was included in “Long-term debt” in the condensed consolidated balance sheets. Changes to its carrying value were included in the condensed consolidated statements of changes in shareholders’ equity in the foreign currency translation component of OCL and offset against the translation adjustments on the underlying net assets of those foreign subsidiaries and affiliates, which are also recorded in OCL. All of the outstanding foreign currency borrowings related to the net investment hedge were discharged on March 17, 2021, as a result, there are no outstanding foreign currency borrowings designated as a net investment hedge at June 30, 2021. The Company’s debt instruments are discussed further in Note 9, “Debt and Other Financing Arrangements”.

The following table represents the amount of gain (loss) recognized in accumulated other comprehensive income (loss) before any reclassifications into net income (loss) for derivative and non-derivative instruments designated as hedges for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commodity price hedge contracts designated as cash flow hedges	$(1)	$5	$1	$2
Foreign currency borrowings designated as a net investment hedge	$—	$(16)	$11	$(2)

The Company estimates approximately $1 million included in accumulated OCI or OCL at June 30, 2021 will be reclassified into net income (loss) within the following twelve months. Refer to Note 14, “Shareholders' Equity” for further information.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Financial Instruments Not Carried at Fair Value
The estimated fair value of the Company’s outstanding debt is as follows:

		June 30, 2021		December 31, 2020
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$5,061	$5,213	$5,153	$5,138

The fair value of the Company’s public senior notes and private borrowings under its New Credit Facility, as subsequently defined in Note 9, “Debt and Other Financing Arrangements”, is based on observable inputs, and any borrowings on the revolving credit facility approximate fair value. The Company also had $146 million and $180 million at June 30, 2021 and December 31, 2020 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

9. Debt and Other Financing Arrangements

Long-Term Debt
A summary of the Company’s long-term debt obligations at June 30, 2021 and December 31, 2020 is set forth in the following table:

	June 30, 2021		December 31, 2020
	Principal	Carrying Amount (a)	Principal	Carrying Amount (a)
Credit Facilities
Revolver Borrowings
Due 2023	$—	$—	$—	$—
Term Loans
LIBOR plus 2.00% Term Loan A due 2019 through 2023(b)	1,466	1,458	1,530	1,520
LIBOR plus 3.00% Term Loan B due 2019 through 2025	1,658	1,609	1,666	1,612
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	223	225	223
$500 million of 5.000% Senior Notes due 2026	500	495	500	494
Senior Secured Notes
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024(c)	—	—	366	370
€350 million of 5.000% Euro Fixed Rate Notes due 2024(c)	—	—	428	445
$500 million of 7.875% Senior Secured Notes due 2029	500	490	500	489
$800 million of 5.125% Senior Secured Notes due 2029(d)	800	786	—	—
Other debt, primarily foreign instruments	28	27	24	23
		5,088		5,176
Less - maturities classified as current		7		5
Total long-term debt		$5,081		$5,171

(a)Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $87 million and $82 million at June 30, 2021 and December 31, 2020. Total unamortized debt (premium) discount, net was $1 million and $(20) million at June 30, 2021 and December 31, 2020.
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

Short-Term Debt
The Company’s short-term debt at June 30, 2021 and December 31, 2020 consists of the following:

	June 30, 2021	December 31, 2020
Maturities classified as current	$7	$5
Short-term borrowings(a)	119	157
Total short-term debt	$126	$162

(a)Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

Credit Facilities
Financing Arrangements
The table below shows the Company’s borrowing capacity on committed credit facilities at June 30, 2021 (in billions):

	June 30, 2021
	Term	Available(b)
Tenneco Inc. revolving credit facility(a)	2023	$1.5
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2022 - 2028	—
		$1.5

(a)The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)At June 30, 2021, the Company had $28 million of outstanding letters of credit under the revolving credit facility, which reduces the available borrowings under the revolving credit facility. The Company also had $77 million of outstanding letters of credit under uncommitted facilities at June 30, 2021.

At June 30, 2021, the Company had liquidity of $2.2 billion comprised of $719 million of cash and $1.5 billion undrawn on its revolving credit facility. The Company had no outstanding borrowings on its revolving credit facility at June 30, 2021.

At June 30, 2021 and December 31, 2020, the unamortized debt issuance costs related to the revolver of $14 million and $17 million are included in “Other assets” in the condensed consolidated balance sheets.

Credit Facility
New Credit Facility — Interest Rates
At June 30, 2021, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which the Company's consolidated net leverage ratio (as defined in the New Credit Facility) is less than 4.5 to 1 and greater than 3.0 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

New Credit Facility — Other Terms and Conditions
Further information on interest rates, fees, and other terms and conditions of the New Credit Facility is included in the Company's 2020 Form 10-K.

At June 30, 2021, the Company was in compliance with all the financial covenants of the New Credit Facility.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Senior Notes
On March 3, 2021, the Company provided notice of its intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 (the “2024 Fixed Rate Secured Notes”) and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (the “2024 Floating Rate Secured Notes” and, together with the 2024 Fixed Rate Secured Notes, the “2024 Secured Notes”). On March 17, 2021, the Company using the net proceeds of the offering of 5.125% Senior Secured Notes, together with cash on hand, satisfied and discharged each of the indentures governing the 2024 Secured Notes in accordance with their terms. As a result, the Company recorded a gain on extinguishment of debt of $8 million for the six months ended June 30, 2021.

Further information on the terms and conditions of the Senior Unsecured Notes and Senior Secured Notes is included in the Company's 2020 Form 10-K.

At June 30, 2021, the Company was in compliance with all of its financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

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

At June 30, 2021 and December 31, 2020, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.0 billion and $1.0 billion, of which $0.4 billion and $0.4 billion relate to accounts receivable where the Company has continuing involvement. In addition, the deferred purchase price receivable was $62 million and $51 million at June 30, 2021 and December 31, 2020.

For the three months ended June 30, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales were $1.3 billion and $0.7 billion, of which $1.0 billion and $0.5 billion were received on accounts receivable where the Company has continuing involvement. For the six months ended June 30, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales were $2.6 billion and $1.9 billion, of which $2.1 billion and $1.6 billion were received on accounts receivable where the Company has continuing involvement.

The Company’s financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), was $5 million and $4 million for the three months ended June 30, 2021 and 2020, and $9 million and $10 million for the six months ended June 30, 2021 and 2020.

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
(Unaudited)
10. Pension Plans, Postretirement and Other Employee Benefits

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postretirement Benefits” or “OPEB”) for certain employees and retirees around the world.

Components of net periodic benefit costs (credits) for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	2021	2020
Service cost	$1	$6	$1	$6	$—	$—
Interest cost	7	5	10	5	2	3
Expected return on plan assets	(16)	(4)	(16)	(4)	—	—
Net amortization:
Actuarial loss	3	3	1	2	—	—
Prior service cost (credit)	—	—	—	—	(3)	(2)
Net pension and postretirement costs (credits)	$(5)	$10	$(4)	$9	$(1)	$1

	Six Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	2021	2020
Service cost	$1	$13	$1	$12	$—	$—
Interest cost	15	9	20	9	3	5
Expected return on plan assets	(32)	(8)	(32)	(8)	—	—
Net amortization:
Actuarial loss	6	5	3	4	1	1
Prior service cost (credit)	—	—	—	—	(5)	(4)
Net pension and postretirement costs (credits)	$(10)	$19	$(8)	$17	$(1)	$2

11. Income Taxes

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

For the three months ended June 30, 2021, the Company recorded an income tax expense of $41 million on income from continuing operations before income taxes of $58 million. This compares to an income tax benefit of $101 million on loss from continuing operations before income taxes of $441 million in the three months ended June 30, 2020.

For the six months ended June 30, 2021, the Company recorded an income tax expense of $88 million on income from continuing operations before income taxes of $192 million. This compares to an income tax benefit of $195 million on loss from continuing operations before income taxes of $1,361 million in the six months ended June 30, 2020.

Income tax expense for the three months ended June 30, 2021 and 2020 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates higher than the U.S. statutory rate and pre-tax losses with no tax benefits.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Income tax expense for the six months ended June 30, 2021 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates higher than the U.S. statutory rate and pre-tax losses with no tax benefits.

Income tax benefit for the six months ended June 30, 2020 differs from the U.S. statutory rate due primarily to $111 million of tax benefit recognized related to the asset impairment charges of $883 million, pre-tax income taxed at rates higher than the U.S. statutory rate, and pre-tax losses with no tax benefits.

The Company received notification in the first quarter of 2021 that its U.S. tax refund claim is approved and the tax years through 2016 are now effectively settled. The Company believes it is reasonably possible up to $43 million in unrecognized tax benefits related to the expiration of statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months. The Company released $54 million of unrecognized tax benefits with a corresponding adjustment of $54 million to the Company’s valuation allowance as a result of the conclusion of income tax examinations in the first quarter of 2021.
12. Commitments and Contingencies

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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. At June 30, 2021, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company’s estimated share of environmental remediation costs for all these sites is recognized in the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 as follows:

	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$9	$8
Deferred credits and other liabilities	24	26
	$33	$34

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

The Company’s ARO liabilities at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$2	$2
Deferred credits and other liabilities	12	12
	$14	$14

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

The following represents the changes in the Company’s warranty accrual accounts for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$67	$51	$62	$54
Accruals and revisions to estimates	18	1	32	4
Settlements	(14)	(1)	(22)	(7)
Foreign currency	1	(1)	—	(1)
Balance at end of period	$72	$50	$72	$50

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
13. Share-Based Compensation

Share-based compensation expense is included in “Selling, general, and administrative” in the condensed consolidated statements of income (loss). Total share-based compensation expense for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash-settled share-based compensation expense	$12	$1	$16	$1
Share-settled share-based compensation expense	4	7	9	9
	$16	$8	$25	$10

Cash-Settled Awards
The Company has granted restricted stock units (“RSUs”) and performance share units (“PSUs”) to certain key employees that are payable in cash. These awards are classified as liabilities and remeasured at fair value each reporting date until settlement. Compensation expense for the RSUs is recognized ratably over the requisite service period. Compensation expense for the PSUs is recognized ratably over the requisite service period if it is probable the performance target related to the PSUs will be achieved and subsequently adjusted if this probability assessment changes. The PSUs have the potential to pay out between zero and 200%, based on performance target achievement. The following table reflects the outstanding cash-settled share-based awards as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
RSUs	1,758,443	1,878,220
PSUs	2,990,493	—
	4,748,936	1,878,220

At June 30, 2021 and December 31, 2020, the liability of all cash-settled RSUs was $11 million and $3 million. The liability of all cash-settled PSUs at June 30, 2021 was $8 million and there were no outstanding PSUs at December 31, 2020.

At June 30, 2021, there is $72 million in unrecognized costs on the cash-settled awards, using the quarter end stock price, that is expected to be recognized over a weighted-average period of approximately two years.

Share-Settled Awards
The Company has granted restricted stock, restricted stock units (“RSUs”), and performance share units (“PSUs”) that are payable in shares to certain key employees. These awards are classified as equity and are recognized at the grant date fair value. Compensation expense for the restricted stock and RSUs is recognized ratably over the requisite service period. Compensation expense for the PSUs is recognized ratably over the requisite service period if it is probable the performance target will be achieved, and subsequently adjusted if this probability assessment changes. The PSUs have the potential to pay out between zero and 200 percent, based on performance target achievement. The following table reflects the status of all share-settled RSUs and PSUs for the six months ended June 30, 2021:

	Share-Settled RSUs		Share-Settled PSUs
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	2,118,605	$26.00	527,105	$36.37
Granted	2,078,409	10.70	—	—
Vested	(635,023)	34.09	(57,794)	49.18
Forfeited	(171,384)	19.78	(134,361)	46.61
Nonvested balance at end of period	3,390,607	$14.89	334,950	$24.60

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
14. Shareholders' Equity

Common Stock
Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A Common Stock at June 30, 2021 and December 31, 2020. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Common Stock at June 30, 2021 and December 31, 2020.

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock		Class B Common Stock
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares issued at beginning of period	75,714,163	71,727,061	20,308,454	23,793,669
Issued pursuant to benefit plans	790,467	458,855	—	—
Withheld for taxes pursuant to benefit plans	(249,015)	(124,440)	—	—
Class B common stock converted to Class A common stock	20,308,454	3,485,215	(20,308,454)	(3,485,215)
Shares issued at end of period	96,564,069	75,546,691	—	20,308,454

Treasury stock	14,592,888	14,592,888	—	—
Total shares outstanding	81,971,181	60,953,803	—	20,308,454

Class B Common Stock Conversion
During the six months ended June 30, 2021, Icahn Enterprises L.P. (“IEP”) and its affiliates converted all of its remaining 20,308,454 shares of the Company’s Class B Common Stock into 20,308,454 shares of Class A Common Stock. Based on information contained in filings with the SEC as of August 4, 2021, IEP and its affiliates hold less than 10% of the Company’s outstanding Class A Common Stock.

Shareholder Agreement
In connection with the closing of the Federal-Mogul LLC acquisition, on October 1, 2018, the Company, American Entertainment Properties Corporation, IEP, and Icahn Enterprises Holdings L.P. entered into a Shareholders Agreement (the “Shareholders Agreement”). There have been no changes to the Shareholders Agreement during the six months ended June 30, 2021.

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at both June 30, 2021 and December 31, 2020. No shares of preferred stock were issued or outstanding at those dates.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
The following represents the Company’s changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency translation adjustments:
Balance at beginning of period	$(441)	$(568)	$(395)	$(369)
Other comprehensive income (loss) before reclassifications	58	34	12	(165)
Reclassification from other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	58	34	12	(165)
Income tax benefit (provision)	—	1	—	1
Balance at end of period	(383)	(533)	(383)	(533)

Defined benefit plans:
Balance at beginning of period	(350)	(338)	(353)	(342)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Reclassification from other comprehensive income (loss)	3	1	7	4
Other comprehensive income (loss)	3	1	7	4
Income tax benefit (provision)	—	(6)	(1)	(5)
Balance at end of period	(347)	(343)	(347)	(343)

Cash flow hedges:
Balance at beginning of period	2	(2)	4	—
Other comprehensive income (loss) before reclassifications	(1)	5	1	2
Reclassification from other comprehensive income (loss)	—	—	(4)	—
Other comprehensive income (loss)	(1)	5	(3)	2
Income tax benefit (provision)	—	(1)	—	—
Balance at end of period	1	2	1	2

Accumulated other comprehensive loss at end of period	$(729)	$(874)	$(729)	$(874)

Other comprehensive income (loss) attributable to noncontrolling interests	$4	$7	$(2)	$(13)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
15. Segment Information

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

Segment results for the three and six months ended June 30, 2021 and 2020 are as follows:

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Reclass & Elims	Total
For the Three Months Ended June 30, 2021
Revenues from external customers	$794	$715	$2,024	$1,050	$4,583	$—	$4,583
Intersegment revenues	$10	$23	$4	$47	$84	$(84)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$4	$—	$—	$11	$15	$—	$15
For the Three Months Ended June 30, 2020
Revenues from external customers	$559	$378	$1,140	$560	$2,637	$—	$2,637
Intersegment revenues	$6	$21	$3	$21	$51	$(51)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$1	$1	$—	$2	$4	$—	$4
For the Six Months Ended June 30, 2021
Revenues from external customers	$1,513	$1,502	$4,148	$2,151	$9,314	$—	$9,314
Intersegment revenues	$19	$49	$10	$94	$172	$(172)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$7	$1	$—	$29	$37	$—	$37
For the Six Months Ended June 30, 2020
Revenues from external customers	$1,265	$1,047	$2,685	$1,476	$6,473	$—	$6,473
Intersegment revenues	$15	$50	$9	$59	$133	$(133)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$3	$1	$—	$13	$17	$—	$17

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Segment EBITDA including noncontrolling interests and the reconciliation to earnings (loss) before interest expense, income taxes, and noncontrolling interests are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
EBITDA including noncontrolling interests by segment:
Motorparts	$67	$(52)	$169	$(92)
Performance Solutions	32	(63)	75	(737)
Clean Air	143	17	292	116
Powertrain	94	(69)	209	(42)
Total reportable segments	336	(167)	745	(755)
Corporate	(64)	(49)	(114)	(135)
Depreciation and amortization	(145)	(159)	(300)	(330)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	127	(375)	331	(1,220)
Interest expense	(69)	(66)	(139)	(141)
Income tax (expense) benefit	(41)	101	(88)	195
Net income (loss)	$17	$(340)	$104	$(1,166)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company’s key growth strategies. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended June 30, 2021
OE - Substrate	$—	$—	$1,081	$—	$1,081
OE - Value add	—	697	943	1,050	2,690
Aftermarket	794	18	—	—	812
Total	$794	$715	$2,024	$1,050	$4,583
Three Months Ended June 30, 2020
OE - Substrate	$—	$—	$623	$—	$623
OE - Value add	—	368	517	560	1,445
Aftermarket	559	10	—	—	569
Total	$559	$378	$1,140	$560	$2,637
Six Months Ended June 30, 2021
OE - Substrate	$—	$—	$2,169	$—	$2,169
OE - Value add	—	1,465	1,979	2,151	5,595
Aftermarket	1,513	37	—	—	1,550
Total	$1,513	$1,502	$4,148	$2,151	$9,314
Six Months Ended June 30, 2020
OE - Substrate	$—	$—	$1,323	$—	$1,323
OE - Value add	—	1,022	1,362	1,476	3,860
Aftermarket	1,265	25	—	—	1,290
Total	$1,265	$1,047	$2,685	$1,476	$6,473

	Reportable Segments
By Geography	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended June 30, 2021
North America	$501	$223	$812	$316	$1,852
Europe, Middle East, Africa and South America	238	324	639	548	1,749
Asia Pacific	55	168	573	186	982
Total	$794	$715	$2,024	$1,050	$4,583
Three Months Ended June 30, 2020
North America	$389	$91	$335	$158	$973
Europe, Middle East, Africa and South America	135	170	248	254	807
Asia Pacific	35	117	557	148	857
Total	$559	$378	$1,140	$560	$2,637
Six Months Ended June 30, 2021
North America	$955	$463	$1,663	$644	$3,725
Europe, Middle East, Africa and South America	450	679	1,321	1,111	3,561
Asia Pacific	108	360	1,164	396	2,028
Total	$1,513	$1,502	$4,148	$2,151	$9,314
Six Months Ended June 30, 2020
North America	$865	$319	$1,039	$472	$2,695
Europe, Middle East, Africa and South America	332	489	813	724	2,358
Asia Pacific	68	239	833	280	1,420
Total	$1,265	$1,047	$2,685	$1,476	$6,473

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
16. Related Party Transactions

The following tables summarize the net sales, purchases, and royalty and other income (expense) to and from related parties for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
	Net Sales	Purchases	Royalty and Other	Net Sales	Purchases	Royalty and Other
Otomotiv A.S.	$11	$67	$—	$5	$17	$2
Anqing TP Goetze	$1	$28	$2	$3	$18	$1
Other nonconsolidated affiliates	$8	$13	$1	$4	$5	$—
Icahn Automotive Group LLC	$40	$—	$—	$32	$—	$1
PSC Metals, Inc.	$—	$—	$—	$1	$—	$—

	Six Months Ended June 30,
	2021			2020
	Net Sales	Purchases	Royalty and Other	Net Sales	Purchases	Royalty and Other
Otomotiv A.S.	$21	$143	$3	$17	$76	$6
Anqing TP Goetze	$3	$55	$3	$9	$31	$1
Other nonconsolidated affiliates	$16	$25	$1	$11	$18	$—
Icahn Automotive Group LLC	$71	$—	$1	$65	$—	$2
PSC Metals, Inc.	$—	$—	$1	$1	$—	$—

The following table is a summary of amounts due to and from the Company's related parties at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Receivables	Payables and Accruals	Receivables	Payables and Accruals
Otomotiv A.S.	$6	$33	$10	$49
Anqing TP Goetze	$4	$35	$4	$30
Other nonconsolidated affiliates	$3	$6	$3	$7
Icahn Automotive Group LLC	$47	$4	$47	$9

Refer to Note 7, “Investment in Nonconsolidated Affiliates”, for further information for companies within the tables above that represent equity method investments.

Amounts presented as Icahn Automotive Group LLC represent the Company’s activities with IEH Auto Parts LLC and Pep Boys—Manny, Moe & Jack.

As part of the Federal-Mogul LLC acquisition, the Company acquired a redeemable noncontrolling interest related to a subsidiary in India. In accordance with local regulations, the Company initiated a process to make a tender offer of the shares it did not own due to the change in control triggered by the Federal-Mogul LLC acquisition. The Company entered into separate agreements with IEP subsequent to the purchase agreement whereby IEP agreed to fund and execute the tender offer for the shares on behalf of the Company. During the first quarter of 2020, the tender offer for the shares was completed. Since the transaction was funded and executed by IEP, the completion of the tender offer resulted in an adjustment to additional paid-in capital during the three months ended March 31, 2020. Immediately following the completion of the tender offer, the shares of this noncontrolling interest not owned by the Company were no longer redeemable, or probable of becoming redeemable; therefore, the noncontrolling interest was reclassified from temporary equity to permanent equity during the six months ended June 30, 2020. Refer to Note 2, “Basis of Presentation”, for further information on this noncontrolling interest.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Tenneco”, the “Company”, “we”, “us”, and “our” refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of June 30, 2021 financial results are to June 30, 2020 financial results.

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
•The Performance Solutions segment designs, manufactures, markets, and distributes a variety of performance solutions and systems to a global OE customer base, including noise, vibration, and harshness performance materials, advanced suspension technologies, ride control, braking, and system protection. Performance Solutions is agnostic to powertrain technologies;
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

Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as “Corporate.” See Note 15, “Segment Information”, in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q for additional information.

Strategic Alternatives
We are continually evaluating our portfolio and a full range of strategic options to enhance shareholder value creation, including a potential separation of the Company into an Aftermarket and Ride Performance company and a new Powertrain Technology company. Efforts to optimize shareholder value creation remain focused on operational improvements, reducing structural costs, lowering capital intensity, reducing net debt, and growth in targeted business lines.

Financial Results for the Six Months Ended June 30, 2021
Consolidated revenues were $9,314 million, an increase of $2,841 million, or 44%, for the six months ended June 30, 2021. The primary driver of the increase is higher sales volume of $2,532 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the favorable effects of foreign currency exchange of $285 million and the net favorable effects of other of $34 million. The favorable effects were partially offset by the effects of divestitures contributing a $10 million decrease in revenues, or less than 1%.

Cost of sales were $8,034 million, an increase of $2,197 million, or 38%, for the six months ended June 30, 2021. The primary driver of the increase is higher sales volume of $2,026 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the unfavorable effects of materials sourcing of $101 million and the unfavorable effects of foreign currency exchange of $258 million. This was partially offset by the decrease in cost of sales of $10 million, or less than 1%, related to the effects of divestitures and the net favorable effects of other costs of $140 million. In addition, the Motorparts segment recognized a non-cash charge of $44 million related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network, as compared to $82 million in the six months ended June 30, 2020, a decrease of $38 million.

Results for the six months ended June 30, 2021 was net income of $104 million as compared to a net loss of $1,166 million for the six months ended June 30, 2020. The change from a net loss to net income was primarily driven by:
•a decrease in restructuring charges, net and asset impairments of $553 million primarily related to the impairment of long-lived asset groups recognized during the six months ended June 30, 2020 triggered by the effects of the COVID-19 global pandemic on the Company’s projected financial information, and global headcount and cost reduction initiatives; and
•a decrease in goodwill and intangible impairment charges of $383 million, which was comprised of $267 million of goodwill impairment charges, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments recognized during the six months ended June 30, 2020.

These favorable effects were partially offset by:
•an increase in selling, general, and administrative costs of $80 million, primarily due to higher compensation costs during the six months ended June 30, 2021 and also includes the effects of cost reduction initiatives implemented in response to the effects of COVID-19, which consisted of unpaid furloughs, net pay decreases, and temporary support programs during the six months ended June 30, 2020, partially offset by a decrease in other costs (including strategic and transaction related); and
•a change to income tax expense of $88 million in the six months ended June 30, 2021 from income tax benefit of $195 million in the six months ended June 30, 2020, primarily driven by the pre-tax loss recognized during the six months ended June 30, 2020 relating to the asset impairment charges of $883 million as compared to pre-tax income for the six months ended June 30, 2021.

Recent Trends and Market Conditions
There is inherent uncertainty in the continuation of the trends discussed below. In addition, there may be other factors or trends that can have an effect on our business.

The principal raw material that we use is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. Due to recent supply chain constraints within the automotive industry, we may encounter difficulty in obtaining steel and other commodities at current contractual prices and as a result may incur higher costs to procure these items. In addition, the automotive industry continues to face a shortage of semiconductors, which has led to production disruptions globally and created operating challenges for the automotive supplier base. We believe the semiconductor shortage will continue to affect the industry in the near-term.

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

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. The extent of the effects of the COVID-19 pandemic will depend on a number of factors, including the duration and severity of the pandemic or subsequent resurgence of the outbreaks, the effects and extent of COVID-19 variants, related government responses, the rate of economic recovery from the pandemic, vaccination rates, and the effectiveness of available vaccines. There continues to be many uncertainties that remain related to COVID-19 that could negatively affect our results of operations, financial position, and cash flows.

Global vehicle production levels
Global light vehicle production levels (According to IHS Markit, July, 2021)
For the three months ended June 30, 2021, global light vehicle production was up 49% overall and up across almost all major markets in which we operate compared to the same period in the prior year, primarily due to the effects of COVID-19 in prior year. Light vehicle production levels in North America were up 132%, Europe was up 86%, India was up 408%, and South America production was up 301%, while production levels in China were down 4%.

Global light vehicle production increased by 29% overall for the first half of 2021 compared to the same period in the prior year. There were significant increases globally, including a 32% increase in North America, a 28% increase in Europe, a 25% increase in China, a 61% increase in South America, and an increase in India of 83%.

Global commercial truck production levels (According to IHS Markit, May, 2021)
For the three months ended June 30, 2021, global commercial truck production was flat as compared to the same period in the prior year as production increases in almost all major markets in which we operate were substantially and equally offset by the production decline in China. The increase in 2021 is primarily due to the effects of COVID-19 in prior year. Production increased by 103% in North America, 153% in Brazil, 67% in Europe, and 1,152% in India, while production levels were down 35% in China.

Global commercial truck production increased by 20% overall for the first half of 2021 compared to the same period in the prior year. There were significant increases globally, including a 42% increase in North America, a 49% increase in Brazil, a 35% increase in Europe, a 7% increase in China, and an increase in India of 105%.

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
•Maintain technological leadership to drive further growth from secular market trends (our performance solutions division will leverage its innovative technology, NVH performance materials, differentiated products, and advanced system capabilities to provide innovative solutions; as well as, accelerate the development of advanced technology suspension solutions, while also fast-tracking time to market);
•Invest in applications that benefit from global light vehicle battery electric vehicle adoption (we have prioritized investments in light vehicle product lines and applications that have content growth opportunities in light vehicle BEV and are agnostic to an anticipated increase in adoption rates); and
•Penetrate adjacent market segments (aggressively leverage our technology and engineering leadership in powertrain, clean air, performance solutions and aftermarket into adjacent sales opportunities for commercial trucks, buses, agricultural equipment, construction machinery, and other vehicles in other regions around the world).

Aftermarket Specific Strategies
Our aftermarket business strategy incorporates a go-to-market model that we believe differentiates us from our competitors and creates structural support for sustained revenue growth. The model is designed to drive revenue growth by capitalizing on three of our key competitive strengths: a leading portfolio of products and brands; extensive global manufacturing, distribution and service capabilities; and market intelligence gathered from our distributors, installers, and consumers.

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

Beginning in the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. As a result, certain assets including inventory, real estate, and personal property will no longer be utilized. As part of Motorparts' on-going efforts related to this initiative, it recognized an additional non-cash charge of $44 million to write-down inventory to its net realizable value, an additional $1 million impairment charge to its property, plant, and equipment, and $1 million and $3 million in restructuring charges related to cash severance benefits and other costs during the three and six months ended June 30, 2021.

Critical Accounting Estimates
Refer to our 2020 Form 10-K.

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

RESULTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2021 compared to the Three and Six Months Ended June 30, 2020
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations.

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change (1)	2021	2020	$ Change	% Change (1)
	(millions, except percent, share, and per share amounts)
Revenues
Net sales and operating revenues	$4,583	$2,637	$1,946	74%	$9,314	$6,473	$2,841	44%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	3,973	2,498	(1,475)	(59)%	8,034	5,837	(2,197)	(38)%
Selling, general, and administrative	269	195	(74)	(38)%	524	444	(80)	(18)%
Depreciation and amortization	145	159	14	9%	300	330	30	9%
Engineering, research, and development	73	55	(18)	(33)%	145	132	(13)	(10)%
Restructuring charges, net and asset impairments	27	121	94	78%	52	605	553	91%
Goodwill and intangible impairment charges	—	—	—	—%	—	383	383	100%
	4,487	3,028	(1,459)	(48)%	9,055	7,731	(1,324)	(17)%
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	3	1	2	n/m	6	2	4	n/m
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	15	4	11	n/m	37	17	20	118%
Gain (loss) on extinguishment of debt	—	—	—	—%	8	—	8	n/m
Other income (expense), net	13	11	2	18%	21	19	2	11%
	31	16	15	94%	72	38	34	89%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	127	(375)	502	134%	331	(1,220)	1,551	127%
Interest expense	(69)	(66)	(3)	(5)%	(139)	(141)	2	1%
Earnings (loss) before income taxes and noncontrolling interests	58	(441)	499	113%	192	(1,361)	1,553	114%
Income tax (expense) benefit	(41)	101	(142)	(141)%	(88)	195	(283)	(145)%
Net income (loss)	17	(340)	357	105%	104	(1,166)	1,270	109%
Less: Net income (loss) attributable to noncontrolling interests	27	10	(17)	(170)%	49	23	(26)	(113)%
Net income (loss) attributable to Tenneco Inc.	$(10)	$(350)	$340	97%	$55	$(1,189)	$1,244	105%
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(0.12)	$(4.30)			$0.68	$(14.64)
Weighted average shares outstanding	82,251,559	81,350,773			82,102,310	81,259,667
Diluted earnings (loss) per share:
Earnings (loss) per share	$(0.12)	$(4.30)			$0.67	$(14.64)
Weighted average shares outstanding	82,251,559	81,350,773			83,122,354	81,259,667

(1) Percentages above denoted as “n/m” are not meaningful to present in the table.

Revenues
Three-months ended: Revenues increased by $1,946 million, or 74%, as compared to the three months ended June 30, 2020. The primary driver of the increase is higher sales volume of $1,757 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the favorable effects of foreign currency exchange of $161 million and the net favorable effects of other of $32 million. The favorable effects were partially offset by the effects of divestitures contributing a $4 million decrease in revenues, or less than 1%.

The table below reflects consolidated revenues for the three months ended June 30, 2021 and 2020 (amounts in millions):

Three months ended June 30, 2020	$2,637
Acquisitions and divestitures, net	(4)
Drivers in the change of organic revenues:
Volume and mix	1,757
Currency exchange rates	161
Others	32
Three months ended June 30, 2021	$4,583
Six-months ended: Revenues increased by $2,841 million, or 44%, as compared to the six months ended June 30, 2020. The primary driver of the increase is higher sales volume of $2,532 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the favorable effects of foreign currency exchange of $285 million and the net favorable effects of other of $34 million. The favorable effects were partially offset by the effects of divestitures contributing a $10 million decrease in revenues, or less than 1%.

The table below reflects consolidated revenues for the six months ended June 30, 2021 and 2020 (amounts in millions):

Six months ended June 30, 2020	$6,473
Acquisitions and divestitures, net	(10)
Drivers in the change of organic revenues:
Volume and mix	2,532
Currency exchange rates	285
Others	34
Six months ended June 30, 2021	$9,314

Cost of sales
Three-months ended: Cost of sales increased by $1,475 million, or 59%, as compared to the three months ended June 30, 2020. The primary driver of the increase is higher sales volume of $1,359 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the unfavorable effects of materials sourcing of $78 million and the unfavorable effects of foreign currency exchange of $142 million. This was partially offset by a decrease in cost of sales of $4 million, or less than 1%, related to the effects of divestitures, and the net favorable effects of other costs of $62 million. In addition, the Motorparts segment recognized a non-cash charge of $44 million related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network, as compared to $82 million in the three months ended June 30, 2020, a decrease of $38 million.

The table below reflects consolidated cost of sales for the three months ended June 30, 2021 and 2020 (amounts in millions):

Three months ended June 30, 2020	$2,498
Acquisitions and divestitures, net	(4)
Drivers in the change of organic cost of sales:
Volume and mix	1,359
Materials sourcing	78
Currency exchange rates	142
Inventory write-down	(38)
Others	(62)
Three months ended June 30, 2021	$3,973

Six-months ended: Cost of sales increased by $2,197 million, or 38%, as compared to the six months ended June 30, 2020. The primary driver of the increase is higher sales volume of $2,026 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the unfavorable effects of materials sourcing of $101 million and the unfavorable effects of foreign currency exchange of $258 million. This was partially offset by a decrease in cost of sales of $10 million, or less than 1%, related to the effects of divestitures, and the net favorable effects of other costs of $140 million. In addition, the Motorparts segment recognized a non-cash charge of $44 million related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network, as compared to $82 million in the six months ended June 30, 2020, a decrease of $38 million.

The table below reflects consolidated cost of sales for the six months ended June 30, 2021 and 2020 (amounts in millions):

Six months ended June 30, 2020	$5,837
Acquisitions and divestitures, net	(10)
Drivers in the change of organic cost of sales:
Volume and mix	2,026
Materials sourcing	101
Currency exchange rates	258
Inventory write-down	(38)
Others	(140)
Six months ended June 30, 2021	$8,034

Selling, general, and administrative (SG&A)
Three-months ended: SG&A increased by $74 million to $269 million compared to $195 million for the three months ended June 30, 2020. The increase was primarily due to higher compensation costs during the three months ended June 30, 2021 and also includes the effects of cost reduction initiatives implemented in response to the effects of COVID-19, which consisted of unpaid furloughs, net pay decreases, and temporary support programs during the three months ended June 30, 2020.
Six-months ended: SG&A increased by $80 million to $524 million compared to $444 million for the six months ended June 30, 2020. The increase was primarily due to higher compensation costs during the six months ended June 30, 2021 and also includes the effects of cost reduction initiatives implemented in response to the effects of COVID-19, which consisted of unpaid furloughs, net pay decreases, and temporary support programs during the six months ended June 30, 2020, partially offset by a decrease in other costs (including strategic and transaction related).

Depreciation and amortization
Three-months ended: Depreciation and amortization decreased by $14 million to $145 million as compared to $159 million for the three months ended June 30, 2020, primarily attributable to the effects of the impairments on property, plant, and equipment recognized in the first quarter of 2020, as well as the effects of reductions in capital expenditures.
Six-months ended: Depreciation and amortization decreased by $30 million to $300 million as compared to $330 million for the six months ended June 30, 2020, primarily attributable to the effects of the impairments on property, plant, and equipment recognized in the first quarter of 2020, as well as the effects of reductions in capital expenditures.

Engineering, research, and development
Three-months ended: Engineering, research, and development increased by $18 million to $73 million as compared to $55 million for the three months ended June 30, 2020. The increase was due primarily to the favorable effects during the three months ended June 30, 2020 of cost reduction initiatives implemented in response to the COVID-19 global pandemic.
Six-months ended: Engineering, research, and development increased by $13 million to $145 million as compared to $132 million for the six months ended June 30, 2020. The increase was due primarily to the favorable effects during six months ended June 30, 2020 of cost reduction initiatives implemented in response to the COVID-19 global pandemic.

Restructuring charges, net and asset impairments
Three-months ended: Restructuring charges, net and asset impairments decreased by $94 million to $27 million as compared to $121 million for the three months ended June 30, 2020. The decrease is primarily attributable to a decrease of $68 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant consolidations, relocations, and closures, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. There was also a decrease of $24 million in asset impairment charges for property, plant, and equipment related to the Motorparts initiative to rationalize its supply chain and distribution network; and a $1 million increase in impairment charges for operating lease right-of-use assets within the corporate segment as compared to the three months ended June 30, 2020. In addition, asset impairment charges of $3 million were recognized in the Powertrain segment in connection with certain plant consolidations, relocations, and closures during the three months ended June 30, 2020.
Six-months ended: Restructuring charges, net and asset impairments decreased by $553 million to $52 million as compared to $605 million for the six months ended June 30, 2020. The decrease is primarily attributable to property, plant, and equipment asset impairments in the Performance Solutions segment of $455 million recognized during the six months ended June 30, 2020. There was also a decrease of $56 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant relocations and closures; a decrease in asset impairment charges in the Motorparts segment of $24 million related to its initiative to rationalize its supply chain and distribution network; and decrease in asset impairment charges of $15 million for operating lease right-of-use assets in the corporate component as compared to the six months ended June 30, 2020. In addition, asset impairment charges of $3 million were recognized in the Powertrain segment in connection with certain plant consolidations, relocations, and closures during the six months ended June 30, 2020.

Goodwill and intangible impairment charges
Three-months ended: There were no goodwill and intangible impairment charges in either the three months ended June 30, 2021 or the three months ended June 30, 2020.
Six-months ended: Goodwill and intangible impairment charges decreased by $383 million, which was comprised of $267 million of goodwill impairment charges, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments recognized during the six months ended June 30, 2020, which were the result of the effects of COVID-19 on the projected financial information during the first quarter of 2020.

Non-service pension and postretirement benefit (costs) credits
Three-months ended: Non-service pension and postretirement benefit (costs) credits increased by $2 million to a net credit of $3 million as compared to a net credit of $1 million for the three months ended June 30, 2020. The change was primarily attributable to lower interest costs resulting from lower discount rates, partially offset by higher amortization expense.
Six-months ended: Non-service pension and postretirement benefit (costs) credits increased by $4 million to a net credit of $6 million as compared to a net credit of $2 million for the six months ended June 30, 2020. The increase is primarily attributable to lower interest costs resulting from lower discount rates, partially offset by higher amortization expense.

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Three-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax increased by $11 million as compared to the three months ended June 30, 2020. The increase is primarily attributable to the effects of COVID-19 in the prior year affecting the equity in earnings (losses) of nonconsolidated affiliates located in Turkey, China and the U.S.
Six-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax increased by $20 million as compared to the six months ended June 30, 2020. The increase is primarily attributable to the effects of COVID-19 in the prior year affecting the equity in earnings (losses) of nonconsolidated affiliates located in Turkey, China and the U.S.

Gain (loss) on extinguishment of debt
Three-months ended: There was no gain (loss) on extinguishment of debt in either the three months ended June 30, 2021 or the three months ended June 30, 2020.

Six-months ended: A non-cash gain on extinguishment of debt of $8 million was recognized for six months ended June 30, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024.

Other income (expense), net
Three-months ended: Other income (expense), net increased by $2 million as compared to the three months ended June 30, 2020.
Six-months ended: Other income (expense), net increased by $2 million as compared to the six months ended June 30, 2020.

Interest expense
Three-months ended: Interest expense increased by $3 million as compared to the three months ended June 30, 2020. The increase was primarily due to the effects of higher interest rates on fixed rate debt, partially offset by lower interest expense on lower average outstanding borrowings on the revolver and the effects of lower interest rates on variable rate debt during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This includes an increase of $1 million related to financing charges on sales of accounts receivable as compared to the three months ended June 30, 2020.
Six-months ended: Interest expense decreased by $2 million as compared to the six months ended June 30, 2020. The decrease was primarily due to lower interest expense on lower average outstanding borrowings on the revolver and the effects of lower interest rates on variable rate debt, partially offset by the effects of higher interest rates on fixed rate debt during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This includes a decrease of $1 million in financing charges on sales of accounts receivable as compared to the six months ended June 30, 2020.

Income tax (expense) benefit
Three-months ended: Income tax expense increased by $142 million to an income tax expense of $41 million as compared to an income tax benefit of $101 million in the three months ended June 30, 2020. The increase is primarily driven by the pre-tax income during the three months ended June 30, 2021 as compared to the pre-tax loss during the three months ended June 30, 2020.
Six-months ended: Income tax expense increased by $283 million to an income tax expense of $88 million as compared to an income tax benefit of $195 million in the six months ended June 30, 2020. The increase is primarily driven by the pre-tax income for the six months ended June 30, 2021 as compared to the pre-tax loss recognized during the six months ended June 30, 2020 primarily relating to the asset impairment charges of $883 million.

Net income (loss)
Three-months ended: Results for the three months ended June 30, 2021 was net income of $17 million as compared to a net loss of $340 million for the three months ended June 30, 2020 primarily due to the aforementioned items.
Six-months ended: Results for the six months ended June 30, 2021 was net income of $104 million as compared to a net loss of $1,166 million for the six months ended June 30, 2020 primarily due to the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) for the three and six months ended June 30, 2021 and 2020 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
EBITDA including noncontrolling interests:
Motorparts	$67	$(52)	$169	$(92)
Performance Solutions	32	(63)	75	(737)
Clean Air	143	17	292	116
Powertrain	94	(69)	209	(42)
Corporate	(64)	(49)	(114)	(135)
Depreciation and amortization	(145)	(159)	(300)	(330)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	127	(375)	331	(1,220)
Interest expense	(69)	(66)	(139)	(141)
Income tax (expense) benefit	(41)	101	(88)	195
Net income (loss)	$17	$(340)	$104	$(1,166)

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

The table below reflects our segment revenues for the three months ended June 30, 2021 and 2020 (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Three months ended June 30, 2020	$559	$378	$517	$623	$1,140	$560	$2,637
Acquisitions and divestitures, net	(4)	—	—	—	—	—	(4)
Drivers in the change of organic revenues:
Volume and mix	204	302	385	414	799	452	1,757
Currency exchange rates	19	32	31	44	75	35	161
Others	16	3	10	—	10	3	32
Three months ended June 30, 2021	$794	$715	$943	$1,081	$2,024	$1,050	$4,583

The table below reflects our segment revenues for the six months ended June 30, 2021 and 2020 (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Six months ended June 30, 2020	$1,265	$1,047	$1,362	$1,323	$2,685	$1,476	$6,473
Acquisitions and divestitures, net	(10)	—	—	—	—	—	(10)
Drivers in the change of organic revenues:
Volume and mix	198	393	557	782	1,339	602	2,532
Currency exchange rates	28	59	58	64	122	76	285
Others	32	3	2	—	2	(3)	34
Six months ended June 30, 2021	$1,513	$1,502	$1,979	$2,169	$4,148	$2,151	$9,314

Segment Revenue
The primary factor contributing to the increase in sales volume for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, is the effects of COVID-19 in the prior year. Additional factors by segment are discussed below.

Motorparts
Three-months ended: Motorparts revenue increased $235 million, or 42%, as compared to the three months ended June 30, 2020. Higher sales volume contributed $204 million to the increase, foreign currency exchange had a $19 million favorable effect on Motorparts revenues and other net favorable effects contributed $16 million to the increase. These favorable effects were slightly offset by the decrease in revenues from divestitures of $4 million.
Six-months ended: Motorparts revenue increased $248 million, or 20%, as compared to the six months ended June 30, 2020. Higher sales volume contributed $198 million to the increase, foreign currency exchange had a $28 million favorable effect on Motorparts revenues and other net favorable effects contributed $32 million to the increase. These favorable effects were slightly offset by the decrease in revenues from divestitures of $10 million.

Performance Solutions
Three-months ended: Performance Solutions revenue increased $337 million, or 89%, as compared to the three months ended June 30, 2020. Higher light vehicle, commercial truck, OES, and off-highway and other vehicle revenue contributed $302 million to the increase, foreign currency exchange had a $32 million favorable effect on Performance Solutions revenue, while other favorable effects increased revenue by $3 million.
Six-months ended: Performance Solutions revenue increased $455 million, or 43%, as compared to the six months ended June 30, 2020. Higher light vehicle, commercial truck, OES, and off-highway and other vehicle revenue contributed $393 million to the increase, foreign currency exchange had a $59 million favorable effect on Performance Solutions revenue, while other favorable effects increased revenue by $3 million.

Clean Air
Three-months ended: Clean Air revenue increased $884 million, or 78%, as compared to the three months ended June 30, 2020. The increase was primarily due to the increase in substrate sales of $458 million and the increase in value-add revenue of $426 million. Overall for the Clean Air segment, higher light vehicle and commercial truck sales were the main drivers of the value-add revenue increase of $385 million while OES and off-highway and other revenues also improved and contributed the value-add revenue increase when compared to the prior year. In addition, foreign currency exchange had a $31 million favorable effect on Clean Air value-add revenue while other favorable effects increased value-add revenue by $10 million.
Six-months ended: Clean Air revenue increased $1,463 million, or 54%, as compared to the six months ended June 30, 2020. The increase was primarily due to the increase in substrate sales of $846 million and the increase in value-add revenue of $617 million. Overall for the Clean Air segment, higher light vehicle and commercial truck sales were the main drivers of the value-add revenue increase of $557 million while OES and off-highway and other revenues also improved and contributed to the value-add revenue increase when compared to the prior year. In addition, foreign currency exchange had a $58 million favorable effect on Clean Air value-add revenue while other favorable effects increased value-add revenue by $2 million.

Powertrain
Three-months ended: Powertrain revenue increased $490 million, or 88%, as compared to the three months ended June 30, 2020. Higher light vehicle, commercial truck, industrial, OES, and off-highway and other vehicle revenue contributed $452 million to the increase, foreign currency exchange had a $35 million favorable effect on Powertrain revenue, while other favorable effects increased revenue by $3 million.
Six-months ended: Powertrain revenue increased $675 million, or 46%, as compared to the six months ended June 30, 2020. Higher light vehicle, commercial truck, industrial, OES, and off-highway and other vehicle revenue contributed $602 million to the increase and foreign currency exchange had a $76 million favorable effect on Powertrain revenue. These favorable effects were slightly offset by other unfavorable effects, which decreased revenue by $3 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment for the three and six months ended June 30, 2021 and 2020 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
	2021	2020	2021	2020	2021 vs 2020 Change	2021 vs 2020 Change
Motorparts	$67	$(52)	$169	$(92)	$119	$261
Performance Solutions	$32	$(63)	$75	$(737)	$95	$812
Clean Air	$143	$17	$292	$116	$126	$176
Powertrain	$94	$(69)	$209	$(42)	$163	$251

Motorparts
Three-months ended: Motorparts EBITDA including noncontrolling interests increased $119 million as compared to the three months ended June 30, 2020. The increase is primarily attributable to higher sales volume, the decrease in a non-cash charge to cost of sales of $38 million related to the write-down of inventory recognized in connection with its initiative to rationalize its supply chain and distribution network, a decrease of $24 million of restructuring related asset impairment charges and a decrease in restructuring charges related to cash severance benefits and other costs of $10 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. These favorable factors were partially offset by higher SG&A costs and unfavorable materials sourcing during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Six-months ended: Motorparts EBITDA including noncontrolling interests increased $261 million as compared to the six months ended June 30, 2020. The increase is primarily attributable to higher sales volume, improved operating performance and the non recurrence of goodwill and intangible impairment charges of $110 million recognized during the six months ended June 30, 2020. Also contributing to the increase in EBITDA including noncontrolling interests is the decrease in a non-cash charge to cost of sales of $38 million related to the write-down of inventory recognized in connection with its initiative to rationalize its supply chain and distribution network, a decrease of $24 million of restructuring related asset impairment charges and a decrease in restructuring charges related to cash severance benefits and other costs of $10 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. These favorable factors were partially offset by higher SG&A costs and unfavorable materials sourcing during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Performance Solutions
Three-months ended: Performance Solutions EBITDA including noncontrolling interests increased $95 million as compared to the three months ended June 30, 2020. The increase is primarily attributable to the higher sales volume, lower SG&A and engineering, research, and development costs, a decrease in restructuring charges related to cash severance benefits and other costs of $10 million and a decrease in restructuring related costs of $10 million during the three months ended June 30, 2021 as compared to three months ended June 30, 2020.

Six-months ended: Performance Solutions EBITDA including noncontrolling interests increased $812 million as compared to the six months ended June 30, 2020. The increase is primarily attributable to the non recurrence of asset impairment charges of $455 million and goodwill and intangible impairment charges of $232 million recognized during the six months ended June 30, 2020. Also contributing to the increase is higher sales volume, a decrease in restructuring charges, net $12 million and a decrease in restructuring charges related to cash severance benefits and other costs of $29 million during the six months ended June 30, 2021 as compared to prior year. These favorable factors were partially offset by higher SG&A and engineering, research, and development costs during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Clean Air
Three-months ended: Clean Air EBITDA including noncontrolling interests increased $126 million as compared to the three months ended June 30, 2020. The increase is primarily attributable to higher sales volume, favorable operating performance, and a decrease in restructuring charges related to cash severance benefits and other costs of $20 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Six-months ended: Clean Air EBITDA including noncontrolling interests increased $176 million as compared to the six months ended June 30, 2020. The increase is primarily attributable to higher sales volume, favorable material sourcing, favorable operating performance, and a decrease in restructuring charges related to cash severance benefits and other costs of $11 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Powertrain
Three-months ended: Powertrain EBITDA including noncontrolling interests increased $163 million as compared to the three months ended June 30, 2020. The increase is primarily attributable to higher sales volume and favorable mix, favorable operating performance, and a decrease in restructuring charges related to cash severance benefits and other costs of $28 million. These favorable factors were partially offset by higher SG&A and engineering, research, and development costs and unfavorable material sourcing during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Six-months ended: Powertrain EBITDA including noncontrolling interests increased $251 million as compared to the six months ended June 30, 2020. The increase is primarily attributable to higher sales volume and favorable mix, the non recurrence of goodwill impairment charge in the amount of $41 million recognized during the six months ended June 30, 2020, favorable operating performance, and a decrease in restructuring charges related to cash severance benefits and other costs of $19 million. These favorable factors were partially offset by higher SG&A and engineering, research, and development costs and unfavorable material sourcing during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended June 30, 2021
Restructuring charges, net	$5	$8	$2	$8	$23	$1	$24
Restructuring related costs	1	1	—	—	2	5	7
Asset impairments restructuring related	1	—	—	—	1	—	1
Other non-restructuring asset impairments	—	—	—	—	—	2	2
Inventory write-down (1)	44	—	—	—	44	—	44
Other costs (including strategic and transaction related)	—	—	1	—	1	4	5
Loss on sale of unconsolidated affiliate	—	1	—	—	1	—	1
Total adjustments	$51	$10	$3	$8	$72	$12	$84

(1) Non-cash charge to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended June 30, 2020
Restructuring charges, net	$15	$18	$22	$36	$91	$1	$92
Restructuring related costs	2	11	(1)	1	13	—	13
Asset impairments restructuring related	25	—	—	3	28	—	28
Other non-restructuring asset impairments	(1)	—	—	1	—	1	1
Inventory write-down(1)	82	—	—	—	82	—	82
Other costs (including strategic and transaction related)(2)	—	—	—	—	—	8	8
Total adjustments	$123	$29	$21	$41	$214	$10	$224

(1) Non-cash charge to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.
(2) Includes costs related to the acquisitions and expected separation.

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Six Months Ended June 30, 2021
Restructuring charges, net	$7	$12	$11	$18	$48	$1	$49
Restructuring related costs	1	1	—	1	3	7	10
Asset impairments restructuring related	1	—	—	—	1	—	1
Other non-restructuring asset impairments	—	—	—	—	—	2	2
Inventory write-down(1)	44	—	—	—	44	—	44
Other costs (including strategic and transaction related)	—	—	—	—	—	13	13
Gain on extinguishment of debt	—	—	—	—	—	(8)	(8)
Loss on sale of business	1	—	—	—	1	—	1
Loss on sale of unconsolidated affiliate	—	1	—	—	1	—	1
Total adjustments	$54	$14	$11	$19	$98	$15	$113

(1) Non-cash charge to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Six Months Ended June 30, 2020
Restructuring charges, net	$17	$24	$22	$37	$100	$5	$105
Restructuring related costs	3	30	—	—	33	1	34
Asset impairments restructuring related	25	—	—	3	28	—	28
Other non-restructuring asset impairments	(1)	455	—	1	455	17	472
Goodwill and intangibles impairment charge	110	232	—	41	383	—	383
Inventory write-down(1)	82	—	—	—	82	—	82
Other costs (including strategic and transaction related)(2)	—	—	4	—	4	29	33
Total adjustments	$236	$741	$26	$82	$1,085	$52	$1,137

(1) Non-cash charge to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.
(2) Includes costs related to the acquisitions and expected separation.

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

Credit Facilities
The table below shows our borrowing capacity on committed credit facilities at June 30, 2021 (amounts in billions):

	June 30, 2021
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$1.5
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2022 - 2028	—
		$1.5

(a)We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)At June 30, 2021, we had $28 million of outstanding letters of credit under the revolving credit facility, which reduces the available borrowings under our revolving credit facility. We also had $77 million of outstanding letters of credit under our uncommitted facilities at June 30, 2021.

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

At June 30, 2021, we had liquidity of $2.2 billion comprised of $719 million of cash and $1.5 billion undrawn on our revolving credit facility. We had no outstanding borrowings on our revolving credit facility at June 30, 2021.

Credit Facility
New Credit Facility — Interest Rates
At June 30, 2021, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which our consolidated net leverage ratio (as defined in the New Credit Facility) is less than 4.5 to 1 and greater than 3.0 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

New Credit Facility — Other Terms and Conditions
The financial ratios required under the New Credit Facility and the actual ratios we calculated as of June 30, 2021 are as follows: senior secured net leverage ratio of 2.14 actual versus 4.50 (maximum required under the third amendment dated May 5, 2020); and interest coverage ratio of 7.19 actual versus 2.75 (minimum required under the third amendment dated May 5, 2020).

Further information on interest rates, fees, and other terms and conditions of the New Credit Facility is included in our 2020 Form 10-K.

Senior Notes
A summary of our senior unsecured and secured notes at June 30, 2021 are as follows (amounts in millions):

	Principal	Carrying Amount(a)
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	$225	$223
$500 million of 5.000% Senior Notes due 2026	$500	$495
Senior Secured Notes
$500 million of 7.875% Senior Secured Notes due 2029	$500	$490
$800 million of 5.125% Senior Secured Notes due 2029	$800	$786

(a) Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $87 million at June 30, 2021.

On March 3, 2021, we provided notice of our intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 (the “2024 Fixed Rate Secured Notes”) and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (the “2024 Floating Rate Secured Notes” and, together with the 2024 Fixed Rate Secured Notes, the “2024 Secured Notes”). On March 17, 2021, we, using the net proceeds from the offering of 5.125% Senior Secured Notes, together with cash on hand, satisfied and discharged each of the indentures governing the 2024 Secured Notes in accordance with their terms. As a result, we recorded a gain on extinguishment of debt of $8 million for the six months ended June 30, 2021.

Further information on the terms and conditions of the Senior Unsecured Notes and Senior Secured Notes is included in our 2020 Form 10-K.

At June 30, 2021, we were in compliance with all of our financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

Factoring Arrangements
In our accounts receivable factoring programs, accounts receivables are transferred in their entirety to the acquiring entities and are accounted for as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring programs approximates the fair value of such receivables. Some of these programs have deferred purchase price arrangements with the banks.

We are the servicer of the receivables under some of these arrangements and are responsible for performing all accounts receivable administration functions. Where we receive a fee to service and monitor these transferred accounts receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

At June 30, 2021 and December 31, 2020, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.0 billion and $1.0 billion, of which $0.4 billion and $0.4 billion relate to accounts receivable where we have continuing involvement. In addition, the deferred purchase price receivable was $62 million and $51 million at June 30, 2021 and December 31, 2020.

For the three months ended June 30, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales were $1.3 billion and $0.7 billion, of which $1.0 billion and $0.5 billion were received on accounts receivable where we have continuing involvement. For the six months ended June 30, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales were $2.6 billion and $1.9 billion, of which $2.1 billion and $1.6 billion were received on accounts receivable where we have continuing involvement.

Our financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), was $5 million and $4 million for the three months ended June 30, 2021 and 2020, and $9 million and $10 million for the six months ended June 30, 2021 and 2020.

If we were not able to factor receivables under these programs, our borrowings under our revolving credit agreement might increase. These programs provide us with access to cash at costs that are generally favorable to alternative sources of financing and allow us to reduce borrowings under our revolving credit agreement.

Cash Flows
Operating Activities
Operating activities for the six months ended June 30, 2021 and 2020 were as follows (amounts in millions):

	Six Months Ended June 30,
	2021	2020
Operational cash flow before changes in operating assets and liabilities	$431	$(172)

Changes in operating assets and liabilities:
Receivables	(481)	174
Inventories	(193)	292
Payables and accrued expenses	249	(540)
Accrued interest and accrued income taxes	34	(17)
Other assets and liabilities	(17)	(68)
Total change in operating assets and liabilities	(408)	(159)
Net cash (used) provided by operating activities	$23	$(331)

Net cash provided by operating activities for the six months ended June 30, 2021 was $23 million, as compared to the net cash used by operating activities of $331 million for the six months ended June 30, 2020. The favorable operating cash flow activity was the result of an improvement in net cash provided by operating activities before operating assets and liabilities of $603 million, partially offset by a net increase of $249 million in net cash used by operating activities due to unfavorable changes in working capital items.

Investing Activities
Investing activities for the six months ended June 30, 2021 and 2020 were as follows (amounts in millions):

	Six Months Ended June 30,
	2021	2020
Proceeds from sale of assets	$12	$5
Net proceeds from sale of business	1	—
Proceeds from sale of investment in nonconsolidated affiliates	3	—
Cash payments for property, plant, and equipment	(185)	(212)
Proceeds from deferred purchase price of factored receivables	254	91
Other	—	1
Net cash (used) provided by investing activities	$85	$(115)

Net cash provided by investing activities for the six months ended June 30, 2021 was $85 million, as compared to net cash used by investing activities of $115 million for the six months ended June 30, 2020, primarily due to an increase in proceeds from deferred purchase price of factored receivables of $163 million, and an increase in net proceeds from sale of assets of $7 million. Cash payments for property, plant, and equipment were $185 million for the six months ended June 30, 2021 as compared to $212 million for the six months ended June 30, 2020.

Financing Activities
Financing activities for the six months ended June 30, 2021 and 2020 were as follows (amounts in millions):

	Six Months Ended June 30,
	2021	2020
Proceeds from term loans and notes	$838	$96
Repayments of term loans and notes	(939)	(133)
Debt issuance costs of long-term debt	(12)	(16)
Borrowings on revolving lines of credit	2,876	4,821
Payments on revolving lines of credit	(2,871)	(3,536)
Issuance (repurchase) of common shares	(2)	(1)
Net increase (decrease) in bank overdrafts	—	59
Distributions to noncontrolling interest partners	(8)	(2)
Payments on securitization programs and other	(71)	(1)
Net cash (used) provided by financing activities	$(189)	$1,287

Net cash flow used by financing activities was $189 million for the six months ended June 30, 2021. This included net repayments on term loans and notes of $101 million, net borrowings on revolving lines of credit of $5 million and net repayments on securitization programs and other financing arrangements of $71 million.

Net cash flow provided by financing activities was $1,287 million for the six months ended June 30, 2020. This included net repayments on term loans of $37 million, net borrowings on revolving lines of credit of $1,285 million and net increase in bank overdrafts of $59 million.

Dividends on Common Stock
We did not pay dividends during the six months ended June 30, 2021 and 2020, due to the suspension of the dividend program in the second quarter of 2019.

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

Summarized Financial Information
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after the elimination of (a) intercompany transactions and balances among the Parent and the Guarantors and (b) the equity in earnings from and investments in any subsidiary that is a Nonguarantor (amounts in millions):

Income Statements

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Net sales and operating revenues	$3,691	$6,181
Operating expenses	$3,747	$6,896
Net income (loss)	$175	$(1,221)
Net income (loss) attributable to Tenneco Inc.	$175	$(1,221)

Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS
Current assets	$945	$1,150
Non-current assets	$1,877	$2,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$1,590	$1,463
Non-current liabilities	$5,706	$5,834
Intercompany due to (due from)	$76	$100

Environmental Matters, Legal Proceedings and Product Warranties
Note 12, “Commitments and Contingencies” in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

The following table summarizes by position the notional amounts for foreign currency forward contracts at June 30, 2021, all of which mature in the next twelve months (amounts in millions):

Notional Amount
Long positions	$277
Short positions	$(282)

Commodity Price Risk
Our production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. Commodity rate price forward contracts are executed to offset a portion of our exposure to the potential change in prices for raw materials. We monitor our commodity price risk exposures regularly to maximize the overall effectiveness of our commodity forward contracts. The fair value of our commodity price forward contracts is not considered material to the condensed consolidated financial statements.

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. At June 30, 2021, we had $2.0 billion par value of fixed rate debt and $3.1 billion par value of floating rate debt. Of the fixed rate debt, $225 million is fixed through 2024, $500 million is fixed through 2026, and $1.3 billion is fixed through 2029. For more detailed explanations on our debt structure and New Credit Facility, refer to “Liquidity and Capital Resources” earlier in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9, “Debt and Other Financing Arrangements” in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q.

We estimate the fair value of our long-term debt at June 30, 2021 was approximately 103% of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the condensed consolidated statements of income (loss) and the cash we pay for interest expense by approximately $31 million.

Equity Price Risk
We have certain employee compensation arrangements that are valued based on the Tenneco Inc. stock price and settled in cash. These plans, including deferred compensation, and share-based cash-settled share units granted under our Long-Term Incentive Plan had the following share equivalents outstanding as of June 30, 2021:

	June 30, 2021	December 31, 2020
Restricted Stock Units (RSUs)	1,758,443	1,878,220
Performance Share Units (PSUs)	2,990,493	—
	4,748,936	1,878,220

Deferred compensation arrangements	1,584,039	1,125,605

As of June 30, 2021, a change in the Tenneco Inc. share price of 10% would cause a change to the compensation liability of approximately $5 million, and would change the cash payout of all share equivalents, once fully vested at 100%, by $12 million.

We selectively use financial instruments to reduce the market risk associated with our deferred compensation and share-based, cash-settled liabilities, which increase as our stock price increases, and decrease as our stock price decreases. These financial instruments move in the opposite direction of the compensation liabilities, allowing us to mitigate a portion of the risk associated with changes in the Tenneco Inc. share price. As of June 30, 2021, we had 3,200,000 common share equivalents of these financial instruments.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 12, “Commitments and Contingencies”, in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
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
In late 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, reductions in revenue, and delays in payments from customers and partners, have led to an economic downturn in many of our markets. As a result of COVID-19, and in response to government mandates or recommendations, as well as decisions made to protect the health and safety of employees, consumers and communities, we and our customers have experienced significant closures and instances of reduced operations and limited access at corporate offices and other facilities which may negatively impact productivity and cause other disruptions to our business.

In mid-2020, there was some loosening of government-mandated COVID-19 restrictions in certain locales in response to improved COVID-19 infection levels. However, upon worsening COVID-19 infection levels in certain localities in late 2020 and in early 2021, local governmental authorities in these localities have either re-imposed some or all of earlier restrictions or imposed other restrictions, all in an effort to prevent the spread of COVID-19. Also, in early 2021, vaccines for combatting COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. The availability of COVID-19 vaccines and their take-up by individuals is difficult to predict and vaccination levels are likely to vary across jurisdictions. The pace and shape of the COVID-19 recovery as well as the impact and extent of COVID-19 variants or potential resurgences is not presently known.

While certain measures to reduce the spread of COVID-19 continue to be scaled back or done away with throughout 2021, we may face new or longer term requirements and other operational restrictions due to, among other factors, future variants of COVID-19, vaccination rates and effectiveness, and evolving governmental restrictions. Although vaccines have proven to be effective in mitigating the risks of continued spread of COVID-19, there is no guarantee that the vaccines will continue to be effective against future variants. In particular, given recent resurgences in the COVID-19 pandemic, the timing and effectiveness of global efforts to roll out vaccines and the impacts of COVID-19 variants around the world, we may have to re-institute earlier measures to reduce the spread of COVID-19.

The uncertainties created by the COVID-19 global pandemic, including the severity, duration and possible resurgence of the outbreak, vaccination rates and impacts, and additional actions that may be taken by governmental authorities make it difficult to forecast the effects of the virus on the Company’s future results, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame. Additionally, it is possible that we may experience businesses being shut down, additional work restrictions and supply chain disruptions as well as labor shortages as a result of COVID-19, further disrupting operations and impacting revenues negatively. We may also face unforeseen liabilities as a result of the COVID-19 pandemic, including as a result of claims alleging exposure to COVID-19 in connection with our facilities or operations or we may be subject to fines or penalties to the extent we fail to comply with applicable requirements. To the extent the COVID-19 global pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our ‘‘Risk Factors’’ section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness and to have access to sufficient liquidity through the COVID-19 pandemic, decreased revenue from loss of customer market share, and working capital requirements.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2021. These purchases reflect shares withheld upon vesting of restricted stock, restricted stock units and performance stock units for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding share-settled units through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
April 2021	50	$11.75	—	$—
May 2021	1,271	14.10	—	—
June 2021	186	15.22	—	—
Total	1,507	$14.16	—	$—
(1)     Shares withheld upon vesting of share-settled units in the second quarter of 2021.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2021

Exhibit Number		Description

+10.1	—	Tenneco Inc. 2021 Long-Term Incentive Plan effective May 14, 2021 (incorporated by reference to Appendix A of Tenneco’s Definitive Proxy Statement filed on April 1, 2021).

*+10.2	—	Form of Cash-Settled Restricted Stock Unit Award Agreement under the Tenneco Inc. 2021 Long-Term Incentive Plan (for awards commencing after May 14, 2021).

*+10.3	—	Form of Stock-Settled Restricted Stock Unit Award Agreement under the Tenneco Inc. 2021 Long-Term Incentive Plan (for awards commencing after May 14, 2021).

*+10.4	—	Form of Cash-Settled Performance Share Unit Award Agreement under the Tenneco Inc. 2021 Long-Term Incentive Plan (for periods commencing after May 14, 2021).

*+10.5	—	Form of Stock-Settled Performance Share Unit Award Agreement under the Tenneco Inc. 2021 Long-Term Incentive Plan (for periods commencing after May 14, 2021).

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Matti Masanovich under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler and Matti Masanovich under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Dated: August 5, 2021