Form 10-Q
period 2021-09-30
TENNECO INC
filed 2021-11-05
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 82,113,137 shares outstanding as of November 3, 2021.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:
•general economic, business, market and social conditions, including the effects of the COVID-19 pandemic and the impact of inflationary pressures on materials, labor and other costs of doing business;
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
•our working capital requirements;
•our ability to source and procure needed materials, components and other products, and services (including the services of employees) in accordance with customer demand and at competitive prices;
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
•industry-wide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers, including increased costs associated with strikes or labor or other economic disruptions;
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

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Net sales and operating revenues	$4,332	$4,256	$13,646	$10,729

Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	3,776	3,610	11,810	9,447
Selling, general, and administrative	240	214	764	658
Depreciation and amortization	147	151	447	481
Engineering, research, and development	71	67	216	199
Restructuring charges, net and asset impairments	(4)	17	48	622
Goodwill and intangible impairment charges	—	—	—	383
	4,230	4,059	13,285	11,790
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	4	18	10	20
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	10	9	47	26
Gain (loss) on extinguishment of debt	—	—	8	—
Other income (expense), net	9	12	30	31
	23	39	95	77
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	125	236	456	(984)
Interest expense	(66)	(68)	(205)	(209)
Earnings (loss) before income taxes and noncontrolling interests	59	168	251	(1,193)
Income tax (expense) benefit	(34)	(648)	(122)	(453)
Net income (loss)	25	(480)	129	(1,646)
Less: Net income (loss) attributable to noncontrolling interests	10	19	59	42
Net income (loss) attributable to Tenneco Inc.	$15	$(499)	$70	$(1,688)
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.17	$(6.12)	$0.85	$(20.75)
Weighted average shares outstanding	82,310,645	81,456,821	82,171,755	81,325,385
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.17	$(6.12)	$0.83	$(20.75)
Weighted average shares outstanding	84,103,606	81,456,821	83,475,736	81,325,385
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$25	$(480)	$129	$(1,646)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(79)	43	(69)	(134)
Defined benefit plans	3	(14)	9	(15)
Cash flow hedges	(1)	1	(4)	3
Other comprehensive income (loss), net of tax	(77)	30	(64)	(146)
Comprehensive income (loss)	(52)	(450)	65	(1,792)
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	29	52	39
Comprehensive income (loss) attributable to common shareholders	$(57)	$(479)	$13	$(1,831)
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$589	$798
Restricted cash	6	5
Receivables:
Customer notes and accounts, net	2,471	2,423
Other	114	105
Inventories	1,893	1,743
Prepayments and other current assets	744	619
Total current assets	5,817	5,693
Property, plant, and equipment, net	2,885	3,057
Long-term receivables, net	9	8
Goodwill	508	508
Intangibles, net	1,090	1,194
Investments in nonconsolidated affiliates	545	581
Deferred income taxes	266	285
Other assets	496	526
Total assets	$11,616	$11,852
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$78	$162
Accounts payable	2,877	2,917
Accrued compensation and employee benefits	408	365
Accrued income taxes	65	54
Accrued expenses and other current liabilities	1,188	1,188
Total current liabilities	4,616	4,686
Long-term debt	5,050	5,171
Deferred income taxes	92	89
Pension and postretirement benefits	1,028	1,101
Deferred credits and other liabilities	496	546
Commitments and contingencies (Note 12)
Total liabilities	11,282	11,593
Redeemable noncontrolling interests	111	78
Tenneco Inc. shareholders’ equity:
Preferred stock - $0.01 par value; none issued	—	—
Class A voting common stock - $0.01 par value; shares issued: (September 30, 2021 - 96,663,508; December 31, 2020 - 75,714,163)	1	1
Class B non-voting convertible common stock - $0.01 par value; shares issued: (September 30, 2021 - none; December 31, 2020 - 20,308,454)	—	—
Additional paid-in capital	4,458	4,442
Accumulated other comprehensive loss	(801)	(744)
Accumulated deficit	(2,818)	(2,888)
Shares held as treasury stock - at cost: (September 30, 2021 and December 31, 2020 - 14,592,888)	(930)	(930)
Total Tenneco Inc. shareholders’ equity (deficit)	(90)	(119)
Noncontrolling interests	313	300
Total equity	223	181
Total liabilities, redeemable noncontrolling interests, and equity	$11,616	$11,852
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$129	$(1,646)
Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
Goodwill and intangible impairment charges	—	383
Depreciation and amortization	447	481
Deferred income taxes	8	302
Stock-based compensation	18	13
Restructuring charges and asset impairments, net of cash paid	(17)	529
Change in pension and other postretirement benefit plans	(22)	(49)
Equity in earnings of nonconsolidated affiliates	(47)	(26)
Cash dividends received from nonconsolidated affiliates	58	18
Loss (gain) on sale of assets and other	8	1
Changes in operating assets and liabilities:
Receivables	(451)	(429)
Inventories	(194)	303
Payables and accrued expenses	11	242
Accrued interest and accrued income taxes	24	23
Other assets and liabilities	3	10
Net cash (used) provided by operating activities	(25)	155
Investing Activities
Proceeds from sale of assets	39	8
Net proceeds from sale of business	1	3
Proceeds from sale of investment in nonconsolidated affiliates	6	—
Cash payments for property, plant, and equipment	(286)	(308)
Proceeds from deferred purchase price of factored receivables	356	176
Other	—	3
Net cash (used) provided by investing activities	116	(118)
Financing Activities
Proceeds from term loans and notes	836	143
Repayments and extinguishment costs of term loans and notes	(1,011)	(196)
Debt issuance costs of long-term debt	(13)	(16)
Borrowings on revolving lines of credit	4,772	4,852
Payments on revolving lines of credit	(4,774)	(4,647)
Issuance (repurchase) of common shares	(2)	(1)
Net increase (decrease) in bank overdrafts	—	9
Distributions to noncontrolling interest partners	(12)	(18)
Collections (payments) on securitization programs, net and other	(76)	10
Net cash (used) provided by financing activities	(280)	136
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(19)	(18)
Increase (decrease) in cash, cash equivalents, and restricted cash	(208)	155
Cash, cash equivalents, and restricted cash, beginning of period	803	566
Cash, cash equivalents, and restricted cash, end of period	$595	$721
Supplemental Cash Flow Information
Cash paid during the period for interest	$162	$188
Cash paid during the period for income taxes, net of refunds	$104	$114
Lease assets obtained in exchange for new operating lease liabilities	$35	$61
Non-cash inventory charge due to aftermarket product line exit	$44	$73
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$73	$79
Deferred purchase price of receivables factored in the period	$368	$197
Reduction in assets from redeemable noncontrolling interest transaction with owner	$—	$53
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1	$4,442	$(744)	$(2,888)	$(930)	$(119)	$300	$181
Net income (loss)				65		65	10	75
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(46)			(46)	(3)	(49)
Defined benefit plans			3			3	—	3
Cash flow hedges			(2)			(2)	—	(2)
Comprehensive income (loss)						20	7	27
Stock-based compensation, net	—	3	—	—	—	3	—	3
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2021	1	4,445	(789)	(2,823)	(930)	(96)	305	209
Net income (loss)				(10)		(10)	8	(2)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			58			58	2	60
Defined benefit plans			3			3	—	3
Cash flow hedges			(1)			(1)	—	(1)
Comprehensive income (loss)						50	10	60
Stock-based compensation, net	—	4	—	—	—	4	—	4
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	1	4,449	(729)	(2,833)	(930)	(42)	314	272
Net income (loss)				15		15	5	20
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(74)			(74)	(3)	(77)
Defined benefit plans			3			3	—	3
Cash flow hedges			(1)			(1)	—	(1)
Comprehensive income (loss)						(57)	2	(55)
Stock-based compensation, net	—	9	—	—	—	9	—	9
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2021	$1	$4,458	$(801)	$(2,818)	$(930)	$(90)	$313	$223

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1	$4,432	$(711)	$(1,367)	$(930)	$1,425	$194	$1,619
Net income (loss)				(839)		(839)	2	(837)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(199)			(199)	(13)	(212)
Defined benefit plans			4			4	—	4
Cash flow hedges			(2)			(2)	—	(2)
Comprehensive income (loss)						(1,036)	(11)	(1,047)
Stock-based compensation, net	—	2	—	—	—	2	—	2
Reclassification of redeemable noncontrolling interest to permanent equity	—	—	—	—	—	—	82	82
Redeemable noncontrolling interest transaction with owner	—	(7)	—	—	—	(7)	—	(7)
Balance at March 31, 2020	1	4,427	(908)	(2,206)	(930)	384	265	649
Net income (loss)				(350)		(350)	6	(344)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			35			35	4	39
Defined benefit plans			(5)			(5)	—	(5)
Cash flow hedges			4			4	—	4
Comprehensive income (loss)						(316)	10	(306)
Stock-based compensation, net	—	6	—	—	—	6	—	6
Balance at June 30, 2020	1	4,433	(874)	(2,556)	(930)	74	275	349
Net Income (loss)				(499)		(499)	12	(487)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			33			33	8	41
Defined benefit plans			(14)			(14)	—	(14)
Cash flow hedges			1			1	—	1
Comprehensive income (loss)						(479)	20	(459)
Stock-based compensation, net	—	4	—	—	—	4	—	4
Balance at September 30, 2020	$1	$4,437	$(854)	$(3,055)	$(930)	$(401)	$295	$(106)

See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except share and per share amounts, or as otherwise noted)

1. Description of Business

Tenneco Inc. (“Tenneco” or “the Company”) was formed under the laws of Delaware in 1996. Tenneco designs, manufactures, markets, and distributes products and services for light vehicle, commercial truck, off-highway, industrial, motorsport, and aftermarket customers. Tenneco consists of four operating segments, Motorparts, Performance Solutions, Clean Air, and Powertrain and serves both original equipment (“OE”) manufacturers and the repair and replacement markets worldwide.

The Company is continually evaluating its portfolio and a full range of strategic options to enhance shareholder value creation, including a potential separation of the Company into an aftermarket and ride performance company, which consists of the Motorparts and Performance Solutions operating segments, and a new powertrain technology company, which consists of the Clean Air and Powertrain operating segments. Efforts to optimize shareholder value creation remain focused on operational improvements, reducing structural costs, lowering capital intensity, reducing net debt, and growth in targeted business lines.

2. Basis of Presentation

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders’ equity, and cash flows. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 24, 2021 (the “2020 Form 10-K”). Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. There are many uncertainties related to the COVID-19 global pandemic, the semiconductor shortage, other supply chain challenges, and the effects of inflation on commodities and other purchases that could negatively affect the Company's results of operations, financial position, and cash flows.

Beginning in the first quarter of 2021, the Company made a change to its operating segments. This change consisted of moving a reporting unit within the Powertrain segment to the Ride Performance segment to align with a change in how the Chief Operating Decision Maker (“CODM”) allocates resources and assesses performance against the Company’s key growth strategies. In addition, with this change to its segments, Ride Performance was renamed Performance Solutions. As such, prior period operating segment results and related disclosures have been conformed to reflect the Company’s current operating segments.

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

At September 30, 2021 and December 31, 2020, the Company held redeemable noncontrolling interests of $60 million and $45 million which were not currently redeemable or probable of becoming redeemable. The redemption of these redeemable noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

In addition, at September 30, 2021 and December 31, 2020, the Company held a redeemable noncontrolling interest of $51 million and $33 million which was probable of becoming redeemable. This noncontrolling interest is also presented in the temporary equity section of the Company’s condensed consolidated balance sheets and has been remeasured to its redemption value. The Company immediately recognizes changes to redemption value as a component of “Net income (loss) attributable to noncontrolling interests” in the condensed consolidated statements of income (loss). This redeemable noncontrolling interest represents a 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) retained by K Öhlin Holding AB (“Köhlin”), as a result of the Öhlins acquisition on January 10, 2019. Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins acquisition to sell the KÖ Interest to the Company. During the nine months ended September 30, 2021 and 2020, the Company recognized an increase of $21 million and $10 million to the carrying value of this noncontrolling interest.

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

The following is a rollforward of activities in the Company’s redeemable noncontrolling interests:

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$78	$196
Net income (loss) attributable to redeemable noncontrolling interests	15	12
Other comprehensive income (loss)	(3)	(2)
Noncontrolling interest tender offer redemption	—	(46)
Redemption value measurement adjustment	21	10
Reclassification of noncontrolling interest to permanent equity	—	(82)
Dividends declared	—	(25)
Balance at end of period	$111	$63

Earnings (loss) per share
Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares of common stock outstanding	82,310,645	81,456,821	82,171,755	81,325,385
Effect of dilutive securities:
PSUs and RSUs	1,792,961	—	1,303,981	—
Dilutive shares outstanding	84,103,606	81,456,821	83,475,736	81,325,385

For the three and nine months ended September 30, 2021, the calculation of diluted earnings (loss) per share excluded 1,562,928 and 1,849,872 of share-based awards, as the effect on the calculation would have been anti-dilutive. For the three and nine months ended September 30, 2020, the calculation of diluted earnings (loss) per share excluded 2,424,215 and 2,246,177 of share-based awards, as the effect on the calculation would have been anti-dilutive.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
3. Acquisitions and Divestitures

Assets Held for Sale
At both September 30, 2021 and December 31, 2020, the Company had $15 million of property, plant, and equipment, primarily land, buildings and non-core machinery and equipment, across multiple segments that are expected to be sold in the next twelve months and have been classified as held for sale. The assets held for sale are recorded in “Prepayments and other current assets” in the condensed consolidated balance sheets.

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

The Company’s restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), and facility closure and exit costs. Restructuring charges, net and asset impairments by segment are as follows:

Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$(1)	$(5)	$(2)	$2	$1	$(5)
Other non-restructuring asset impairments	1	—	—	—	—	1
Total restructuring charges, net and asset impairments	$—	$(5)	$(2)	$2	$1	$(4)

	Nine Months Ended September 30, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$6	$7	$9	$20	$2	$44

Asset impairments related to restructuring actions	1	—	—	—	—	1
Other non-restructuring asset impairments	1	—	—	—	2	3
Total asset impairment charges	2	—	—	—	2	4
Total restructuring charges, net and asset impairments	$8	$7	$9	$20	$4	$48

Severance and other charges, net
The Company recognized a net reduction of $5 million and a net charge of $27 million in severance and other charges expected to be paid for cost reduction initiatives aimed at optimizing the Company’s cost structure across all segments and regions during the three and nine months ended September 30, 2021.

The Company also recognized severance and other charges of $1 million and $21 million related to plant consolidations, relocations, and closures during the three and nine months ended September 30, 2021.

In response to the COVID-19 global pandemic, the Company announced Project Accelerate and executed global headcount reductions. The Company began implementing these actions during the second quarter of 2020 and expects to complete them during 2021. The Company recognized a reduction of $1 million and $4 million in revisions to estimates for the cash severance costs expected to be paid in connection with these actions during the three and nine months ended September 30, 2021.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Motorparts recognized severance and other charges, and revisions to estimates as follows:
•$3 million for the nine months ended September 30, 2021 in connection with its supply chain rationalization and distribution network initiative to achieve efficiencies and improve throughput to its customers in North America;
•$1 million for the nine months ended September 30, 2021, along with a reduction of $1 million and $5 million in revisions to estimates for the three and nine months ended September 30, 2021 in connection with cost reduction initiatives primarily in Europe; and
•$7 million for the nine months ended September 30, 2021 related to plant consolidations, relocations, and closures, primarily in Europe.

Performance Solutions recognized severance and other charges, and revisions to estimates as follows:
•$12 million for the nine months ended September 30, 2021, along with a reduction of $4 million in revisions to estimates for the three and nine months ended September 30, 2021, in connection with cost reduction initiatives primarily in Europe;
•$1 million for the nine months ended September 30, 2021 related to plant consolidations, relocations, and closures, primarily in North America; and
•$1 million reduction as a result of revisions to estimates for the three and nine months ended September 30, 2021 in connection with Project Accelerate.

Clean Air recognized severance and other charges, and revisions to estimates as follows:
•$17 million for the nine months ended September 30, 2021, along with a reduction of $3 million and $9 million in revisions to estimates for the three and nine months ended September 30, 2021, in connection with cost reduction initiatives primarily in Europe;
•$1 million and $4 million for the three and nine months ended September 30, 2021 related to plant consolidations, relocations and closures primarily in North America and Asia Pacific; and
•$3 million reduction as a result of revisions to estimates for the nine months ended September 30, 2021 in connection with Project Accelerate.

Powertrain recognized severance and other charges, and revisions to estimates as follows:
•$9 million for the nine months ended September 30, 2021 in connection with cost reduction initiatives primarily in Asia Pacific;
•$2 million for the three and nine months ended September 30, 2021, along with a reduction of $1 million and $5 million in revisions to estimates for the three and nine months ended September 30, 2021,in connection with cost reduction initiatives primarily in Europe;
•$9 million for the nine months ended September 30, 2021 related to plant consolidations, relocations, and closures, primarily in Europe and North America; and
•$1 million and $5 million for the three and nine months ended September 30, 2021 incurred related to an approved voluntary termination program at one of its European bearings plants aimed at reducing headcount. As of September 30, 2021, total severance related restructuring charges for this program aggregate to $13 million. During the three months ended September 30, 2021, an additional $5 million of special termination benefits were approved under this program. Total severance related charges are expected to be approximately $36 million, comprised of approximately $10 million of postemployment benefits, including an early retirement program, and $26 million of special termination benefits. In addition, the Company expects to incur additional costs of approximately $2 million for customer validation, equipment transfer, and related expenditures.

The Company also incurred $1 million and $2 million in cash severance costs within its corporate component for the three and nine months ended September 30, 2021.

Asset impairments
Asset impairments related to restructuring actions
During the nine months ended September 30, 2021, as a result of actions in the Motorparts segment, asset impairment charges of $1 million were recognized related to the write-down of property, plant and equipment.

Other non-restructuring asset impairments
During the three and nine months ended September 30, 2021, the Motorparts segment recognized asset impairment charges of $1 million related to the write-down of property, plant and equipment.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

As a result of changes in the business, during the second quarter of 2021, the Company assessed and concluded an impairment trigger had occurred for certain long-lived asset groups in its corporate component and recognized an impairment charge of $2 million during the nine months ended September 30, 2021.

Three and Nine Months Ended September 30, 2020

	Three Months Ended September 30, 2020
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$—	$—	$1	$13	$—	$14

Asset impairments related to restructuring actions	1	—	—	—	—	1
Impairment of assets held for sale	2	—	—	—	—	2
Total asset impairment charges	3	—	—	—	—	3
Total restructuring charges, net and asset impairments	$3	$—	$1	$13	$—	$17

	Nine Months Ended September 30, 2020
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$17	$24	$23	$50	$5	$119

Asset impairments related to restructuring actions	26	—	—	3	—	29
Other non-restructuring asset impairments	—	455	—	—	17	472
Impairment of assets held for sale	1	—	—	1	—	2
Total asset impairment charges	27	455	—	4	17	503
Total restructuring charges, net and asset impairments	$44	$479	$23	$54	$22	$622

Severance and other charges, net
The Company recognized $9 million and $60 million in severance and other charges of expected to be paid for cost reduction initiatives during the three and nine months ended September 30, 2020. The Company also recognized severance and other charges of $4 million and $33 million related to plant consolidations, relocations, and closures during the three and nine months ended September 30, 2020.

The Company recognized charges of $1 million and $26 million for cash severance costs expected to be paid in connection with Project Accelerate during the three and nine months ended September 30, 2020.

Motorparts recognized severance and other charges, and revisions to estimates as follows:
•$4 million for the nine months ended September 30, 2020 in connection with its supply chain rationalization and distribution network initiative to achieve efficiencies and improve throughput to its customers in North America;
•$1 million and $7 million for the three and nine months ended September 30, 2020, along with a reduction of $1 million and $2 million in revisions to estimates for the three and nine months ended September 30, 2020, in connection with cost reduction initiatives primarily in Europe;
•$3 million for the nine months ended September 30, 2020, related to plant consolidations, relocations, and closures primarily in Europe and Asia Pacific; and
•$5 million for the nine months ended September 30, 2020 in connection with Project Accelerate.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Performance Solutions recognized severance and other charges, and revisions to estimates as follows:
•$10 million for the nine months ended September 30, 2020, along with a reduction of $3 million in revisions to estimates for the three and nine months ended September 30, 2020 in connection with cost reduction initiatives primarily in Europe;
•$3 million and $15 million for the three and nine months ended September 30, 2020, along with a reduction of $1 million in revisions to estimates for the nine months ended September 30, 2020 related to plant consolidations, relocations, and closures, primarily in North America; and
•$3 million for the nine months ended September 30, 2020 in connection with Project Accelerate.

Clean Air recognized severance and other charges, and revisions to estimates as follows:
•$14 million, along with a reduction of $1 million in revisions to estimates for the nine months ended September 30, 2020, in connection with cost reduction initiatives primarily in Europe;
•$1 million and $2 million for the three and nine months ended September 30, 2020, along with a reduction of $1 million in revisions to estimates for the nine months ended September 30, 2020, related to plant consolidations, relocations, and closures primarily in Europe; and
•$9 million for the nine months ended September 30, 2020 in connection with Project Accelerate.

Powertrain recognized severance and other charges, and revisions to estimates as follows:
•$6 million and $20 million for the three and nine months ended September 30, 2020 in connection with cost reduction initiatives primarily in Europe;
•$1 million and $16 million, along with a reduction of $1 million in revisions to estimates for the three and nine months ended September 30, 2020 related to plant consolidations, relocations, and closures, primarily in North America and Europe;
•$1 million and $8 million for the three and nine months ended September 30, 2020 in connection with Project Accelerate; and
•$6 million and $7 million for the three and nine months ended September 30, 2020 incurred related to an approved voluntary termination program at one of its European bearings plants aimed at reducing headcount.

The Company also incurred $1 million in cash severance costs in connection with Project Accelerate for the nine months ended September 30, 2020, as well as $4 million in cash severance costs for the elimination of certain redundant positions within its corporate component for the nine months ended September 30, 2020.

Asset impairments
Asset impairments related to restructuring actions
During the nine months ended September 30, 2020, as a result of the actions in connection with its supply chain rationalization effort in the Motorparts segment, asset impairment charges of $25 million were recognized which included $16 million related to the write-down of property, plant, and equipment to its fair value, and $9 million of impairment charge to its operating lease right-of-use assets. Refer to Note 5, “Inventories”, for additional information. During the three and nine months ended September 30, 2020, the Motorparts segment recognized an additional $1 million impairment charge related to the write-down of property, plant and equipment.

During the nine months ended September 30, 2020, the Powertrain segment recognized $3 million in asset impairment charges in connection with its plant relocation and closure actions.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
As a result of changes in the business, during the first quarter of 2020, the Company assessed and concluded an impairment trigger had occurred for certain long-lived asset groups in its corporate component. Accordingly, the Company tested these long-lived asset groups for recoverability. The Company estimated the fair value of these asset groups and compared it to the carrying value. As the net carrying value exceeded fair value, the Company recorded long-lived asset impairment charges of $17 million during the nine months ended September 30, 2020. Included in the asset impairment charges for the nine months ended September 30, 2020 are $11 million of property, plant, and equipment and $6 million of operating lease right-of-use assets, included in “Other assets” within the condensed consolidated balance sheets.

Restructuring Reserve Rollforward
The following table provides a summary of the Company’s restructuring liabilities and related activity for each type of exit costs:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Employee Costs	Facility Closure and Other Costs	Total	Employee Costs	Facility Closure and Other Costs	Total
Balance at beginning of period	$99	$1	$100	$97	$4	$101
Provisions	31	3	34	10	5	15
Revisions to estimates	(9)	—	(9)	(2)	—	(2)
Payments	(21)	(4)	(25)	(23)	(7)	(30)
Foreign currency	(1)	—	(1)	(1)	—	(1)
Balance at March 31	99	—	99	81	2	83
Provisions	30	2	32	90	6	96
Revisions to estimates	(8)	—	(8)	(4)	—	(4)
Payments	(22)	(2)	(24)	(31)	(4)	(35)
Balance at June 30	99	—	99	136	4	140
Provisions	2	3	5	16	3	19
Revisions to estimates	(10)	—	(10)	(4)	(1)	(5)
Payments	(13)	(3)	(16)	(24)	(4)	(28)
Foreign currency	(1)	—	(1)	1	—	1
Balance at end of period	$77	$—	$77	$125	$2	$127
5. Inventories

Inventory by major classification was as follows:

	September 30, 2021	December 31, 2020
Finished goods	$782	$758
Work in process	517	449
Raw materials	503	441
Materials and supplies	91	95
Total inventories	$1,893	$1,743

In the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. As a result, it was determined that certain assets, including inventory, real estate, and personal property, would no longer be utilized. As part of management's ongoing efforts related to this initiative, during the nine months ended September 30, 2021, the Motorparts segment recognized an additional non-cash charge of $44 million to write-down inventory to its net realizable value, an additional $1 million impairment charge to write-down property, plant and equipment, and $3 million in restructuring charges related to cash severance benefits and other costs.

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

Goodwill consists of the following:

	Nine Months Ended September 30, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Gross carrying amount at December 31, 2020	$623	$549	$23	$59	$1,254
Foreign exchange	—	(3)	—	—	(3)
Gross carrying amount at March 31, 2021	623	546	23	59	1,251
Foreign exchange	—	2	—	—	2
Gross carrying amount at June 30, 2021	623	548	23	59	1,253
Foreign exchange	—	(1)		—	(1)
Gross carrying amount at September 30, 2021	623	547	23	59	1,252

Accumulated impairment loss at December 31, 2020	(310)	(377)	—	(59)	(746)
Foreign exchange	—	3	—	—	3
Accumulated impairment loss at March 31, 2021	(310)	(374)	—	(59)	(743)
Foreign exchange	—	(2)	—	—	(2)
Accumulated impairment loss at June 30, 2021	(310)	(376)	—	(59)	(745)
Foreign exchange	—	1		—	1
Accumulated impairment loss at September 30, 2021	(310)	(375)	—	(59)	(744)

Net carrying value at September 30, 2021	$313	$172	$23	$—	$508

The following table shows a summary of the number of reporting units with a net carrying value of goodwill in each segment at September 30, 2021 and whether or not the reporting unit’s fair value exceeds its carrying value by more or less than 25% based on each respective reporting units most recent goodwill impairment analysis:

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

During the first quarter of 2020, the Company also completed an analysis to determine the fair value of its trade names and trademarks for its reporting units in the Motorparts and Performance Solutions segments. It was determined that their carrying values exceeded their fair values and the Company recognized $51 million in non-cash impairment charges related to these indefinite-lived intangible assets during the nine months ended September 30, 2020, which represented a full impairment of the trade names and trademarks in one of the reporting units in the Motorparts segment, and partial impairments of the trade names and trademarks in one reporting unit in the Performance Solutions segment and one reporting unit in the Motorparts segment.

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

Impairment charges for goodwill and intangible assets recognized by segment consist of the following:

	Nine Months Ended September 30, 2020
	Motorparts	Performance Solutions	Powertrain	Total
Goodwill impairment charges	$70	$156	$41	$267
Trade names and trademarks intangible asset impairment charges	40	11	—	51
Definite-lived intangible asset impairment charges	—	65	—	65
	$110	$232	$41	$383

The Company’s intangible assets consist of the following:

		September 30, 2021			December 31, 2020
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10 years	$993	$(350)	$643	$995	$(282)	$713
Customer contracts	10 years	8	(7)	1	8	(6)	2
Patents	10 to 17 years	1	(1)	—	1	(1)	—
Technology rights	10 to 30 years	136	(59)	77	139	(51)	88
Packaged kits know-how	10 years	54	(16)	38	54	(12)	42
Catalogs	10 years	47	(14)	33	47	(11)	36
Licensing agreements	3 to 5 years	64	(45)	19	66	(35)	31
Land use rights	28 to 46 years	50	(5)	45	49	(4)	45
		$1,353	$(497)	856	$1,359	$(402)	957
Indefinite-lived intangible assets:
Trade names and trademarks				234			237
Total				$1,090			$1,194

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
The amortization expense associated with definite-lived intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$32	$32	$97	$98

The expected future amortization expense for the Company’s definite-lived intangible assets is as follows:

	2021	2022	2023	2024	2025	2026 and thereafter	Total
Expected amortization expense	$31	$125	$122	$114	$114	$350	$856

7. Investment in Nonconsolidated Affiliates

No significant changes occurred in the Company’s ownership interest in nonconsolidated affiliates since December 31, 2020.

The carrying amount of the Company’s investments in its nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $272 million and $287 million at September 30, 2021 and December 31, 2020.

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company’s proportionate share:

	Three Months Ended September 30,
	2021				2020
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$76	$46	$95	$217	$73	$72	$140	$285
Gross profit	$19	$12	$19	$50	$21	$17	$27	$65
Income from continuing operations	$17	$12	$7	$36	$16	$18	$9	$43
Net income	$12	$10	$4	$26	$11	$16	$8	$35

	Nine Months Ended September 30,
	2021				2020
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$272	$147	$343	$762	$193	$113	$286	$592
Gross profit	$83	$40	$70	$193	$53	$28	$53	$134
Income from continuing operations	$74	$40	$37	$151	$43	$29	$20	$92
Net income	$63	$35	$28	$126	$34	$26	$16	$76

The following table is a summary of transactions with the Company's nonconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$18	$26	$58	$63
Purchases	$87	$80	$310	$205
Royalty and other income (expense)	$2	$8	$9	$15

The following table is a summary of amounts due to and from the Company's nonconsolidated affiliates:

	September 30, 2021	December 31, 2020
Receivables	$10	$17
Payables and accruals	$65	$86

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

Concentrations of Credit Risk
Financial instruments, including cash equivalents and derivative contracts, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s concentration of credit risk related to derivative contracts at September 30, 2021 and December 31, 2020 is not considered material to the condensed consolidated financial statements.

Equity Price Risk
The Company has certain cash-settled share-based incentive compensation awards that are dependent upon the Company’s stock price. The related cash payouts increase as the stock price increases and decrease as the stock price decreases. The Company has entered into certain financial instruments that move in the opposite direction of the cash settlement of these awards. Based on the Company’s current position, these financial instruments mitigate the market risk related to the final settlement of the cash-settled share-based incentive compensation awards. During the third quarter of 2021, the Company changed the investment options in its deferred compensation plan and, as of September 30, 2021, there are no deferred compensation balances correlated to the Company’s stock price. Refer to “Other Financial Instruments” section below for additional details on these liabilities and the related financial instruments used to reduce the Company's equity price risk.

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

Level 1	—	Quoted prices in active markets for identical assets or liabilities.
Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3	—	Unobservable inputs based on the Company’s own assumptions.

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

Foreign Currency Forward Contracts
The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables and intercompany loans. The Company calculates the fair value of its foreign currency contracts using currency forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. Derivative gains and losses associated with these foreign currency forward contracts are recognized in “Cost of sales (exclusive of depreciation and amortization)” in the condensed consolidated statements of income (loss). The fair value of these derivative instruments at September 30, 2021 and December 31, 2020 is not considered material to the condensed consolidated financial statements.

The following table summarizes by position the notional amounts for foreign currency forward contracts at September 30, 2021, all of which mature in the next twelve months:

Notional Amount
Long positions	$291
Short positions	$(298)

Other Financial Instruments
Cash-Settled Share and Index Swap Transactions
The Company has certain employee compensation arrangements, including deferred compensation and cash-settled share-based units granted under its long-term incentive plan, that are valued based on the Company's stock price. The share equivalents outstanding related to deferred compensation and cash-settled share-based awards are as follows:

	September 30, 2021	December 31, 2020
Restricted Stock Units (RSUs)	1,751,649	1,878,220
Performance Share Units (PSUs)	2,995,062	—
	4,746,711	1,878,220

Deferred compensation arrangements(a)	—	1,125,605

(a) As of September 30, 2021, there are no share equivalents outstanding that are based on the Company’s stock price. On a prospective basis, the alternative for employees to invest their deferred compensation into these arrangements no longer exists.

The Company has entered into financial instruments to mitigate the risk associated with both the vested and unvested portions of its cash-settled share-based incentive compensation awards and, prior to September 30, 2021, its deferred compensation liability. During the second quarter of 2021, the Company entered into an additional agreement to further mitigate the market risk of the final cash settlement of the outstanding awards which increased the number of common share equivalents from 1,700,000 at December 31, 2020 to 3,200,000 at June 30, 2021 and, during the third quarter of 2021, the Company increased the number of common share equivalents to 4,800,000 at September 30, 2021.

These financial instruments use the Company’s stock price as an observable input (level 2) in determining fair value. The estimated fair value of these financial instruments is as follows:

	Balance sheet classification	September 30, 2021	December 31, 2020
Other financial instruments in asset positions(a)	Prepayments and other current assets	$45	$1

(a) There is a cash premium of $9 million and $7 million at September 30, 2021 and December 31, 2020 associated with one of these financial instruments, which is included in “Prepayments and other current assets” in the condensed consolidated balance sheets.

The gains and losses associated with these other financial instruments are recognized in “Selling, general, and administrative” in the condensed consolidated statements of income (loss).

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

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI” or “OCL”) and makes reclassifying adjustments into “Cost of sales (exclusive of depreciation and amortization)” within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $44 million and $10 million at September 30, 2021 and December 31, 2020. Substantially all of the commodity price hedge contracts mature within one year.

The Company calculates the fair value of its commodity contracts using commodity forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of these derivative instruments at September 30, 2021 and December 31, 2020 is not considered material to the condensed consolidated financial statements.

Net Investment Hedge — Foreign Currency Borrowings
At December 31, 2020, the Company had foreign currency denominated debt, of which €344 million or $420 million, was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company and was included in “Long-term debt” in the condensed consolidated balance sheets. Changes to its carrying value were included in the condensed consolidated statements of changes in shareholders’ equity in the foreign currency translation component of OCL and offset against the translation adjustments on the underlying net assets of those foreign subsidiaries and affiliates, which are also recorded in OCL. All of the outstanding foreign currency borrowings related to the net investment hedge were discharged on March 17, 2021, as a result, there are no outstanding foreign currency borrowings designated as a net investment hedge at September 30, 2021. The Company’s debt instruments are discussed further in Note 9, “Debt and Other Financing Arrangements”.

The following table represents the amount of gain (loss) recognized in accumulated other comprehensive income (loss) before any reclassifications into net income (loss) for derivative and non-derivative instruments designated as hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commodity price hedge contracts designated as cash flow hedges	$—	$1	$1	$3
Foreign currency borrowings designated as a net investment hedge	$—	$(38)	$11	$(40)

The Company estimates less than $1 million included in accumulated OCI or OCL at September 30, 2021 will be reclassified into net income (loss) within the following twelve months. Refer to Note 14, “Shareholders' Equity” for further information.

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

The basis of the goodwill impairment and indefinite-lived intangible asset analyses is the Company’s current forecast of its annual budget and three-year strategic plan. This includes a projection of future cash flows, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows and revenue growth rates. These represent Company-specific inputs and assumptions about the use of the assets, as observable inputs are not available (level 3). Due to the many variables inherent in estimating fair value and the relative size of the goodwill and indefinite-lived intangible assets, differences in assumptions could have a material effect on the results of the analyses.

In the goodwill impairment analysis, for reporting units with goodwill, fair values are estimated using a combination of the income approach and market approach. The Company applies a 75% weighting to the income approach and a 25% weighting to the market approach. The most significant inputs in estimating the fair value of the Company’s reporting units under the income approach are (i) projected operating margins, (ii) the revenue growth rate, and (iii) the discount rate, which is risk-adjusted based on the aforementioned inputs.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Financial Instruments Not Carried at Fair Value
The estimated fair value of the Company’s outstanding debt is as follows:

		September 30, 2021		December 31, 2020
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$5,030	$5,169	$5,153	$5,138

The fair value of the Company’s public senior notes and private borrowings under its New Credit Facility, as subsequently defined in Note 9, “Debt and Other Financing Arrangements”, is based on observable inputs, and any borrowings on the revolving credit facility approximate fair value. The Company also had $98 million and $180 million at September 30, 2021 and December 31, 2020 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

9. Debt and Other Financing Arrangements

Long-Term Debt
A summary of the Company’s long-term debt obligations is set forth in the following table:

	September 30, 2021		December 31, 2020
	Principal	Carrying Amount (a)	Principal	Carrying Amount (a)
Credit Facilities
Revolver Borrowings
Due 2023	$—	$—	$—	$—
Term Loans
LIBOR plus 1.75% Term Loan A due 2019 through 2023(b)	1,435	1,428	1,530	1,520
LIBOR plus 3.00% Term Loan B due 2019 through 2025	1,653	1,607	1,666	1,612
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	223	225	223
$500 million of 5.000% Senior Notes due 2026	500	495	500	494
Senior Secured Notes
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024(c)	—	—	366	370
€350 million of 5.000% Euro Fixed Rate Notes due 2024(c)	—	—	428	445
$500 million of 7.875% Senior Secured Notes due 2029	500	490	500	489
$800 million of 5.125% Senior Secured Notes due 2029(d)	800	787	—	—
Other debt, primarily foreign instruments	26	25	24	23
		5,055		5,176
Less - maturities classified as current		5		5
Total long-term debt		$5,050		$5,171

(a)Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $83 million and $82 million at September 30, 2021 and December 31, 2020. Total unamortized debt (premium) discount, net was $1 million and $(20) million at September 30, 2021 and December 31, 2020.
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

Short-Term Debt
The Company’s short-term debt consists of the following:

	September 30, 2021	December 31, 2020
Maturities classified as current	$5	$5
Short-term borrowings(a)	73	157
Total short-term debt	$78	$162

(a)Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

Credit Facilities
Financing Arrangements
The table below shows the Company’s borrowing capacity on committed credit facilities at September 30, 2021 (in billions):

	September 30, 2021
	Term	Available(b)
Tenneco Inc. revolving credit facility(a)	2023	$1.5
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2022 - 2028	—
		$1.5

(a)The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)At September 30, 2021, the Company had $28 million of outstanding letters of credit under the revolving credit facility, which reduces the available borrowings under the revolving credit facility. The Company also had $75 million of outstanding letters of credit under uncommitted facilities at September 30, 2021.

At September 30, 2021, the Company had liquidity of $2.1 billion comprised of $595 million of cash and $1.5 billion undrawn on its revolving credit facility. The Company had no outstanding borrowings on its revolving credit facility at September 30, 2021.

Subsequent to September 30, 2021, the Company issued a $42 million letter of credit under its revolving credit facility, which further reduces the availability under its revolving credit facility. The letter of credit supports a 1.7 billion Mexican peso (approximately $84 million using exchange rates at September 30, 2021) surety bond issued to the Mexican tax authority. The surety bond is required in order for the Company to enter into the judicial process to appeal a tax assessment and covers the amount of the assessment plus interest. The Company does not believe it is probable it will have to pay the assessment or related interest.

At September 30, 2021 and December 31, 2020, the unamortized debt issuance costs related to the revolver of $12 million and $17 million are included in “Other assets” in the condensed consolidated balance sheets.

Credit Facility
New Credit Facility — Interest Rates
At September 30, 2021, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 1.75% and will remain at LIBOR plus 1.75% for each relevant period for which the Company's consolidated net leverage ratio (as defined in the New Credit Facility) is less than 3.00 to 1 and greater than 2.50 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

New Credit Facility — Other Terms and Conditions
Further information on interest rates, fees, and other terms and conditions of the New Credit Facility is included in the Company's 2020 Form 10-K.

At September 30, 2021, the Company was in compliance with all the financial covenants of the New Credit Facility.

Senior Notes
On March 3, 2021, the Company provided notice of its intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 (the “2024 Fixed Rate Secured Notes”) and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (the “2024 Floating Rate Secured Notes” and, together with the 2024 Fixed Rate Secured Notes, the “2024 Secured Notes”). On March 17, 2021, the Company using the net proceeds of the offering of 5.125% Senior Secured Notes, together with cash on hand, satisfied and discharged each of the indentures governing the 2024 Secured Notes in accordance with their terms. As a result, the Company recorded a gain on extinguishment of debt of $8 million for the nine months ended September 30, 2021.

Further information on the terms and conditions of the Senior Unsecured Notes and Senior Secured Notes is included in the Company's 2020 Form 10-K.

At September 30, 2021, the Company was in compliance with all of its financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

Other Debt
Other debt consists primarily of subsidiary debt.

Factoring Arrangements
In the Company’s accounts receivable factoring programs, accounts receivables are transferred in their entirety to the acquiring entities and are accounted for as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring programs approximates the fair value of such receivables. Some of these programs have deferred purchase price arrangements with the banks.

The Company is the servicer of the receivables under some of these arrangements and is responsible for performing all accounts receivable administration functions. Where the Company receives a fee to service and monitor these transferred accounts receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

At both September 30, 2021 and December 31, 2020, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.0 billion, of which $0.4 billion relate to accounts receivable where the Company has continuing involvement. In addition, the deferred purchase price receivable was $60 million and $51 million at September 30, 2021 and December 31, 2020.

For the three months ended September 30, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales were $1.2 billion and $1.1 billion, of which $0.8 billion and $0.9 billion were received on accounts receivable where the Company has continuing involvement. For the nine months ended September 30, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales were $3.8 billion and $3.0 billion, of which $2.9 billion and $2.4 billion were received on accounts receivable where the Company has continuing involvement.

The Company’s financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), were $5 million for both the three months ended September 30, 2021 and 2020, and $14 million and $15 million for the nine months ended September 30, 2021 and 2020.

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

Components of net periodic benefit costs (credits) are as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	2021	2020
Service cost	$—	$8	$—	$7	$—	$—
Interest cost	9	4	11	4	1	2
Expected return on plan assets	(17)	(4)	(16)	(5)	—	—
Settlement loss	—	—	—	5	—	—
Curtailment gain	—	—	—	—	—	(21)
Net amortization:
Actuarial loss	3	1	1	3	1	1
Prior service cost (credit)	—	—	—	—	(2)	(3)
Net pension and postretirement costs (credits)	$(5)	$9	$(4)	$14	$—	$(21)

	Nine Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	2021	2020
Service cost	$1	$21	$1	$19	$—	$—
Interest cost	24	13	31	13	4	7
Expected return on plan assets	(49)	(12)	(48)	(13)	—	—
Settlement loss	—	—	—	5	—	—
Curtailment gain	—	—	—	—	—	(21)
Net amortization:
Actuarial loss	9	6	4	7	2	2
Prior service cost (credit)	—	—	—	—	(7)	(7)
Net pension and postretirement costs (credits)	$(15)	$28	$(12)	$31	$(1)	$(19)

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

For the three months ended September 30, 2021, the Company recorded an income tax expense of $34 million on income from continuing operations before income taxes of $59 million. This compares to an income tax expense of $648 million on income from continuing operations before income taxes of $168 million in the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the Company recorded an income tax expense of $122 million on income from continuing operations before income taxes of $251 million. This compares to an income tax expense of $453 million on loss from continuing operations before income taxes of $1,193 million in the nine months ended September 30, 2020.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Income tax expense for the three and nine months ended September 30, 2021 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates higher than the U.S. statutory rate and pre-tax losses with no tax benefits, partially offset by a non-cash tax benefit of $12 million relating to the reversal of valuation allowances.

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

Income tax benefit for the nine months ended September 30, 2020 differs from the U.S. statutory rate due primarily to the $39 million of tax benefit recognized related to the asset impairment charges of $883 million, the discrete items noted above, pre-tax income taxed at rates higher than the U.S. statutory rate, and pre-tax losses with no tax benefits.

The Company received notification in the first quarter of 2021 that its U.S. tax refund claim is approved and the tax years through 2016 are now effectively settled. The Company believes it is reasonably possible up to $42 million in unrecognized tax benefits related to the expiration of statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months. The Company released $54 million of unrecognized tax benefits with a corresponding adjustment of $54 million to the Company’s valuation allowance as a result of the conclusion of income tax examinations in the first quarter of 2021.
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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. At September 30, 2021, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company’s estimated share of environmental remediation costs for all these sites is recognized in the condensed consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$8	$8
Deferred credits and other liabilities	24	26
	$32	$34

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

At September 30, 2021 and December 31, 2020, the Company has indemnifications in place on certain of these environmental reserves, which is not considered material to the condensed consolidated financial statements.

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

The Company’s ARO liabilities are as follows:

	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$2	$2
Deferred credits and other liabilities	11	12
	$13	$14

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

The following represents the changes in the Company’s warranty accrual accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$72	$50	$62	$54
Accruals and revisions to estimates	8	10	40	14
Settlements	(12)	(1)	(34)	(8)
Foreign currency	(1)	1	(1)	—
Balance at end of period	$67	$60	$67	$60

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
13. Share-Based Compensation

Share-based compensation expense is included in “Selling, general, and administrative” in the condensed consolidated statements of income (loss). Total share-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash-settled share-based compensation expense	$2	$—	$18	$1
Share-settled share-based compensation expense	9	4	18	13
	$11	$4	$36	$14

Cash-Settled Awards
The Company has granted restricted stock units (“RSUs”) and performance share units (“PSUs”) to certain key employees that are payable in cash. These awards are classified as liabilities and remeasured at fair value each reporting date until settlement. Compensation expense for the RSUs is recognized ratably over the requisite service period. Compensation expense for the PSUs is recognized ratably over the requisite service period if it is probable the performance target related to the PSUs will be achieved and subsequently adjusted if this probability assessment changes. The PSUs have the potential to pay out between zero and 200%, based on performance target achievement. The following table reflects the number of cash-settled share-based units outstanding:

	September 30, 2021	December 31, 2020
RSUs	1,751,649	1,878,220
PSUs	2,995,062	—
	4,746,711	1,878,220

At September 30, 2021 and December 31, 2020, the liability of all cash-settled RSUs was $12 million and $3 million. The liability of all cash-settled PSUs at September 30, 2021 was $10 million and there were no outstanding PSUs at December 31, 2020.

At September 30, 2021, there is $43 million in unrecognized costs on the cash-settled awards, using the quarter end stock price, that is expected to be recognized over a weighted-average period of approximately two years.

Share-Settled Awards
The Company has granted restricted stock, RSUs, and PSUs that are payable in shares to certain key employees. These awards are classified as equity and are recognized at the grant date fair value. Compensation expense for the restricted stock and RSUs is recognized ratably over the requisite service period. Compensation expense for the PSUs is recognized ratably over the requisite service period if it is probable the performance target will be achieved, and subsequently adjusted if this probability assessment changes. The PSUs have the potential to pay out between zero and 200%, based on performance target achievement. The following table reflects the status of all share-settled RSUs and PSUs for the nine months ended September 30, 2021:

	Share-Settled RSUs		Share-Settled PSUs
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	2,118,605	$26.00	527,105	$36.37
Granted	2,104,953	10.85	—	—
Vested	(785,633)	31.69	(57,794)	49.18
Forfeited	(207,146)	17.79	(134,361)	46.61
Nonvested balance at end of period	3,230,779	$15.15	334,950	$24.60

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
14. Shareholders' Equity

Common Stock
Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A voting common stock (“Class A common stock”) at September 30, 2021 and December 31, 2020. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B non-voting convertible common stock (“Class B common stock”) at September 30, 2021 and December 31, 2020.

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock		Class B Common Stock
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares issued at beginning of period	75,714,163	71,727,061	20,308,454	23,793,669
Issued pursuant to benefit plans	942,957	605,163	—	—
Withheld for taxes pursuant to benefit plans	(302,066)	(124,667)	—	—
Class B common stock converted to Class A common stock	20,308,454	3,485,215	(20,308,454)	(3,485,215)
Shares issued at end of period	96,663,508	75,692,772	—	20,308,454

Treasury stock	14,592,888	14,592,888	—	—
Total shares outstanding	82,070,620	61,099,884	—	20,308,454

Class B Common Stock Conversion
During the nine months ended September 30, 2021, Icahn Enterprises L.P. (“IEP”) and its affiliates converted all of its remaining 20,308,454 shares of the Company’s Class B common stock into 20,308,454 shares of Class A common stock.

Shareholder Rights Plan
On April 15, 2020, the Board of Directors of the Company adopted a Section 382 Rights Plan (the “Rights Plan”) and declared a dividend of (i) one preferred share purchase right, payable on April 27, 2020, for each share of Class A common stock and (ii) one preferred share purchase right, payable on April 27, 2020, for each share of Class B common stock, in each case, outstanding on April 27, 2020 to the stockholders of record on that date. The Rights Plan expired on October 2, 2021.

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at September 30, 2021 and December 31, 2020. No shares of preferred stock were issued or outstanding at those dates.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
The following represents the Company’s changes in accumulated other comprehensive income (loss) by component, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency translation adjustments:
Balance at beginning of period	$(383)	$(533)	$(395)	$(369)
Other comprehensive income (loss) before reclassifications	(74)	33	(62)	(132)
Reclassification from other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(74)	33	(62)	(132)
Income tax benefit (provision)	—	—	—	1
Balance at end of period	(457)	(500)	(457)	(500)

Defined benefit plans:
Balance at beginning of period	(347)	(343)	(353)	(342)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Reclassification from other comprehensive income (loss)	3	(14)	10	(10)
Other comprehensive income (loss)	3	(14)	10	(10)
Income tax benefit (provision)	—	—	(1)	(5)
Balance at end of period	(344)	(357)	(344)	(357)

Cash flow hedges:
Balance at beginning of period	1	2	4	—
Other comprehensive income (loss) before reclassifications	—	1	1	3
Reclassification from other comprehensive income (loss)	(1)	—	(5)	—
Other comprehensive income (loss)	(1)	1	(4)	3
Income tax benefit (provision)	—	—	—	—
Balance at end of period	—	3	—	3

Accumulated other comprehensive loss at end of period	$(801)	$(854)	$(801)	$(854)

Other comprehensive income (loss) attributable to noncontrolling interests	$(5)	$10	$(7)	$(3)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
15. Segment Information

Tenneco consists of four operating segments, Motorparts, Performance Solutions, Clean Air, and Powertrain. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as “Corporate.”

Beginning in the first quarter of 2021, the Company made a change to its operating segments. This change consisted of moving a reporting unit within the Powertrain segment to the Ride Performance segment to align with a change in how the CODM allocates resources and assesses performance against the Company’s key growth strategies. In addition, with this change to its segments, Ride Performance was renamed Performance Solutions. As such, prior period operating segment results and related disclosures have been conformed to reflect the Company’s current operating segments.

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

Segment results are as follows:

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Reclass & Elims	Total
For the Three Months Ended September 30, 2021
Revenues from external customers	$769	$686	$1,936	$941	$4,332	$—	$4,332
Intersegment revenues	$8	$23	$4	$52	$87	$(87)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$2	$1	$—	$7	$10	$—	$10
For the Three Months Ended September 30, 2020
Revenues from external customers	$730	$679	$1,919	$928	$4,256	$—	$4,256
Intersegment revenues	$8	$28	$5	$37	$78	$(78)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$2	$—	$—	$7	$9	$—	$9
For the Nine Months Ended September 30, 2021
Revenues from external customers	$2,282	$2,188	$6,084	$3,092	$13,646	$—	$13,646
Intersegment revenues	$27	$72	$14	$146	$259	$(259)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$9	$2	$—	$36	$47	$—	$47
For the Nine Months Ended September 30, 2020
Revenues from external customers	$1,995	$1,726	$4,604	$2,404	$10,729	$—	$10,729
Intersegment revenues	$23	$78	$14	$96	$211	$(211)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$5	$1	$—	$20	$26	$—	$26

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Segment EBITDA including noncontrolling interests and the reconciliation to earnings (loss) before interest expense, income taxes, and noncontrolling interests are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
EBITDA including noncontrolling interests by segment:
Motorparts	$111	$138	$280	$46
Performance Solutions	42	46	117	(691)
Clean Air	138	149	430	265
Powertrain	71	88	280	46
Total reportable segments	362	421	1,107	(334)
Corporate	(90)	(34)	(204)	(169)
Depreciation and amortization	(147)	(151)	(447)	(481)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	125	236	456	(984)
Interest expense	(66)	(68)	(205)	(209)
Income tax (expense) benefit	(34)	(648)	(122)	(453)
Net income (loss)	$25	$(480)	$129	$(1,646)

Disaggregated Revenue
Original Equipment
Value-Added Sales
OE revenue is generated from providing OE manufacturers and servicers with products for automotive, commercial truck, off-highway, and industrial applications. Supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company’s key growth strategies. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended September 30, 2021
OE - Substrate	$—	$—	$1,039	$—	$1,039
OE - Value add	—	668	897	941	2,506
Aftermarket	769	18	—	—	787
Total	$769	$686	$1,936	$941	$4,332
Three Months Ended September 30, 2020
OE - Substrate	$—	$—	$961	$—	$961
OE - Value add	—	665	958	928	2,551
Aftermarket	730	14	—	—	744
Total	$730	$679	$1,919	$928	$4,256
Nine Months Ended September 30, 2021
OE - Substrate	$—	$—	$3,208	$—	$3,208
OE - Value add	—	2,133	2,876	3,092	8,101
Aftermarket	2,282	55	—	—	2,337
Total	$2,282	$2,188	$6,084	$3,092	$13,646
Nine Months Ended September 30, 2020
OE - Substrate	$—	$—	$2,284	$—	$2,284
OE - Value add	—	1,687	2,320	2,404	6,411
Aftermarket	1,995	39	—	—	2,034
Total	$1,995	$1,726	$4,604	$2,404	$10,729

	Reportable Segments
By Geography	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended September 30, 2021
North America	$475	$218	$762	$300	$1,755
Europe, Middle East, Africa and South America	237	286	503	464	1,490
Asia Pacific	57	182	671	177	1,087
Total	$769	$686	$1,936	$941	$4,332
Three Months Ended September 30, 2020
North America	$475	$222	$798	$307	$1,802
Europe, Middle East, Africa and South America	206	282	532	443	1,463
Asia Pacific	49	175	589	178	991
Total	$730	$679	$1,919	$928	$4,256
Nine Months Ended September 30, 2021
North America	$1,430	$681	$2,425	$944	$5,480
Europe, Middle East, Africa and South America	687	965	1,824	1,575	5,051
Asia Pacific	165	542	1,835	573	3,115
Total	$2,282	$2,188	$6,084	$3,092	$13,646
Nine Months Ended September 30, 2020
North America	$1,340	$541	$1,837	$779	$4,497
Europe, Middle East, Africa and South America	538	771	1,345	1,167	3,821
Asia Pacific	117	414	1,422	458	2,411
Total	$1,995	$1,726	$4,604	$2,404	$10,729

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

16. Related Party Transactions

IEP no longer owns 5% or more of the Company’s Class A common stock. During the second quarter of 2021, IEP and its subsidiaries, including Icahn Automotive Group LLC, were no longer considered related parties of the Company. The Company's net sales with Icahn Automotive Group LLC, which represent net sales with IEH Auto Parts LLC and Pep Boys—Manny, Moe & Jack, were $71 million for the six months ended June 30, 2021, and $59 million and $124 million for the three and nine months ended September 30, 2020. The Company also had royalty and other income (expense) with Icahn Automotive Group LLC and PSC Metals of $2 million for the six months ended June 30, 2021, and $1 million and $4 million for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company paid an amount owed to IEP of $3 million, related to the allocation of certain tax credits.

As of December 31, 2020, the Company had receivables of $47 million and payables and accruals of $9 million with Icahn Automotive Group LLC.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Tenneco”, the “Company”, “we”, “us”, and “our” refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of September 30, 2021 financial results are to September 30, 2020 financial results.

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

EXECUTIVE OVERVIEW
Our Business
We design, manufacture, market, and distribute products and services for light vehicle, commercial truck, off-highway, industrial, motorsport, and aftermarket customers. Our business consists of four operating segments, Motorparts, Performance Solutions, Clean Air, and Powertrain and serves both original equipment (“OE”) manufacturers and the repair and replacement markets worldwide. We supply OE parts to vehicle manufacturers for use in light vehicles, commercial vehicles, and other mobility markets; and the global aftermarket with replacement parts that are sold to wholesalers, retailers, and installers, as well as original equipment service (“OES”) parts to OE customers to support their service channels. We serve our customers through leading brands, including Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, and Sealed Power®, and others.

Factors that continue to be critical to our success include winning new business awards, managing our overall global manufacturing and fulfillment footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, positioning the business to adapt to changes in vehicle electrification, and reducing overall costs. In addition, our ability to adapt to key industry trends, such as a shift in consumer preferences to other vehicles in response to higher fuel costs and other economic, social or environmental factors, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards, and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include adjusting to economic challenges such as managing the availability of materials or increases in the cost of raw materials and our ability to successfully reduce the effect of any such cost increases through material substitutions, cost reduction initiatives, and other methods.

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

Strategic Alternatives
We are continually evaluating our portfolio and a full range of strategic options to enhance shareholder value creation, including a potential separation of the Company into an aftermarket and ride performance company, which consists of the Motorparts and Performance Solutions operating segments, and a new powertrain technology company, which consists of the Clean Air and Powertrain operating segments. Efforts to optimize shareholder value creation remain focused on operational improvements, reducing structural costs, lowering capital intensity, reducing net debt, and growth in targeted business lines.

Financial Results for the Nine Months Ended September 30, 2021
Consolidated revenues were $13,646 million, an increase of $2,917 million, or 27%, for the nine months ended September 30, 2021. The primary driver of the increase is higher sales volume of $2,423 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the favorable effects of foreign currency exchange of $369 million and the net favorable effects of other of $140 million. These were partially offset by the effects of divestitures contributing a $15 million decrease in revenues, or less than 1%.

Cost of sales were $11,810 million, an increase of $2,363 million, or 25%, for the nine months ended September 30, 2021. The primary driver of the increase is higher sales volume of $1,957 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the unfavorable effects of materials sourcing of $254 million and the unfavorable effects of foreign currency exchange of $328 million. This was partially offset by the decrease in cost of sales of $15 million, or less than 1%, related to the effects of divestitures and the net favorable effects of other costs of $123 million. In addition, the Motorparts segment recognized a non-cash charge of $44 million in the nine months ended September 30, 2021 related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network, as compared to $82 million in the nine months ended September 30, 2020, a decrease of $38 million.

Results for the nine months ended September 30, 2021 was net income of $129 million as compared to a net loss of $1,646 million for the nine months ended September 30, 2020. The change from a net loss to net income was primarily driven by:
•a decrease in restructuring charges, net and asset impairments of $574 million primarily related to the impairment of long-lived asset groups recognized during the nine months ended September 30, 2020 triggered by the effects of the COVID-19 global pandemic on the Company’s projected financial information, and global headcount and cost reduction initiatives;
•a decrease in goodwill and intangible impairment charges of $383 million, which was comprised of $267 million of goodwill impairment charges, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments recognized during the nine months ended September 30, 2020;
•a decrease in income tax expense which is $122 million in the nine months ended September 30, 2021 down from $453 million in the nine months ended September 30, 2020. This is primarily the result of (i) a $39 million tax benefit recognized related to asset impairment charges of $883 million, (ii) a $369 million and $11 million non-cash charge relating to the establishment of valuation allowances on deferred tax assets recognized in prior years for the U.S. and France; and (iii) a non-cash tax benefit of $2 million relating to the reversal of a valuation allowance in China. This is partially offset by the effects of pre-tax income taxed at rates higher than the U.S. statutory rate, pre-tax losses with no tax benefits, and a non-cash tax benefit of $12 million relating to the reversal of valuation allowances during nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020;
•a decrease in depreciation and amortization of $34 million, primarily attributable to the effects of the impairments on property, plant, and equipment recognized in the first quarter of 2020, as well as the effects of reductions in capital expenditures; and
•an increase in equity in earnings (losses) of nonconsolidated affiliates, net of tax of $21 million, primarily attributable to the effects of COVID-19 in the prior year affecting the equity in earnings (losses) of nonconsolidated affiliates located in Turkey and China.

These favorable effects were partially offset by:
•an increase in selling, general, and administrative costs of $106 million, primarily due to higher compensation costs during the nine months ended September 30, 2021 and also includes the effects of cost reduction initiatives implemented in response to the effects of COVID-19, which consisted of unpaid furloughs, net pay decreases, and temporary support programs during the nine months ended September 30, 2020, partially offset by a decrease in other costs (including strategic and transaction related).

Recent Trends and Market Conditions
There is inherent uncertainty in the continuation of the trends discussed below. In addition, there may be other factors or trends that can have an effect on our business.

The principal raw material that we use is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. Due to recent supply chain constraints within the automotive industry, we may encounter difficulty in obtaining steel and other commodities at current contractual prices and as a result may incur higher costs to procure these items. In addition, the automotive industry continues to face a shortage of semiconductors, which has led to production disruptions globally and created operating challenges for the automotive supplier base. In September 2021, IHS Markit lowered its 2021 and 2022 global light vehicle production forecasts due to the ongoing semiconductor shortage. In addition, we are experiencing other supply chain challenges, and the effects of inflation on commodities and other purchases. We expect industry production to remain volatile for the foreseeable future, which could negatively affect our profitability in the near-term.

General economic conditions
Our OE business is directly related to automotive vehicle production by our customers. Automotive production levels depend on a number of factors, including global and regional economic conditions. Demand for aftermarket products is driven by four primary factors: the number of vehicles in operation (VIO); the average age of vehicles; vehicle usage trends (primarily miles driven); and component failure and wear rates.

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. The extent of the effects of the COVID-19 pandemic will depend on a number of factors, including the duration and severity of the pandemic or subsequent resurgence of the outbreaks, the effects and extent of COVID-19 variants, related government responses, the rate of economic recovery from the pandemic, vaccination rates, vaccine mandates and whether they will disrupt the workforce or business, and the effectiveness of available vaccines. There continues to be many uncertainties that remain related to COVID-19 that could negatively affect our results of operations, financial position, and cash flows.

Global vehicle production levels
Global light vehicle production levels (According to IHS Markit, October, 2021)
For the three months ended September 30, 2021, global light vehicle production was down 20% overall and down across almost all major markets in which we operate compared to the same period in the prior year, primarily due to the semiconductor supply shortage and other supply chain challenges during the three months ended September 30, 2021. Light vehicle production levels in North America were down 25%, Europe was down 30%, China was down 17%, and South America production was down 11%, while production levels in India were up 3%.

Global light vehicle production increased by 10% overall for the first nine months of 2021 compared to the same period in the prior year. Production increased by 7% in North America, 6% in Europe, 8% in China, 29% in South America, and 48% in India.

Global commercial truck production levels (According to IHS Markit, August, 2021)
For the three months ended September 30, 2021, global commercial truck production decreased 18% as compared to the same period in the prior year as production decline in China more than offset the increases in all other major markets in which we operate. The decline in 2021 is primarily due to a slowdown in Chinese commercial vehicle production and the semiconductor supply shortage, partially offset by the effects of COVID-19 in prior year. Production increased by 28% in North America, 31% in Brazil, 10% in Europe, and 39% in India, while production levels were down 50% in China.

Global commercial truck production increased by 13% overall for the first nine months of 2021 compared to the same period in the prior year. Global commercial truck production increased 33% in North America, 72% in Brazil, 30% in Europe, and 100% in India. Commercial truck production in China declined 6% when compared to the same period in the prior year.

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
•Invest in applications that benefit from global light vehicle battery electric vehicle (BEV) adoption (we have prioritized investments in light vehicle product lines and applications that have content growth opportunities in light vehicle BEV and are agnostic to an anticipated increase in adoption rates); and
•Penetrate adjacent market segments (aggressively leverage our technology and engineering leadership in powertrain, clean air, performance solutions and aftermarket into adjacent sales opportunities for commercial trucks, buses, agricultural equipment, construction machinery, and other vehicles in other regions around the world).

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

In the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. As a result, it was determined that certain assets, including inventory, real estate, and personal property, would no longer be utilized. As part of our ongoing efforts related to this initiative, during the nine months ended September 30, 2021, the Motorparts segment recognized an additional non-cash charge of $44 million to write-down inventory to its net realizable value, an additional $1 million impairment charge to write-down property, plant, and equipment, and $3 million in restructuring charges related to cash severance benefits and other costs.

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

RESULTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2021 compared to the Three and Nine Months Ended September 30, 2020
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations.

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change (1)	2021	2020	$ Change	% Change (1)
	(millions, except percent, share, and per share amounts)
Revenues
Net sales and operating revenues	$4,332	$4,256	$76	2%	$13,646	$10,729	$2,917	27%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	3,776	3,610	(166)	(5)%	11,810	9,447	(2,363)	(25)%
Selling, general, and administrative	240	214	(26)	(12)%	764	658	(106)	(16)%
Depreciation and amortization	147	151	4	3%	447	481	34	7%
Engineering, research, and development	71	67	(4)	(6)%	216	199	(17)	(9)%
Restructuring charges, net and asset impairments	(4)	17	21	124%	48	622	574	92%
Goodwill and intangible impairment charges	—	—	—	—%	—	383	383	100%
	4,230	4,059	(171)	(4)%	13,285	11,790	(1,495)	(13)%
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	4	18	(14)	(78)%	10	20	(10)	(50)%
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	10	9	1	11%	47	26	21	81%
Gain (loss) on extinguishment of debt	—	—	—	—%	8	—	8	n/m
Other income (expense), net	9	12	(3)	(25)%	30	31	(1)	(3)%
	23	39	(16)	(41)%	95	77	18	23%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	125	236	(111)	(47)%	456	(984)	1,440	146%
Interest expense	(66)	(68)	2	3%	(205)	(209)	4	2%
Earnings (loss) before income taxes and noncontrolling interests	59	168	(109)	(65)%	251	(1,193)	1,444	121%
Income tax (expense) benefit	(34)	(648)	614	95%	(122)	(453)	331	73%
Net income (loss)	25	(480)	505	105%	129	(1,646)	1,775	108%
Less: Net income (loss) attributable to noncontrolling interests	10	19	9	47%	59	42	(17)	(40)%
Net income (loss) attributable to Tenneco Inc.	$15	$(499)	$514	103%	$70	$(1,688)	$1,758	104%
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.17	$(6.12)			$0.85	$(20.75)
Weighted average shares outstanding	82,310,645	81,456,821			82,171,755	81,325,385
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.17	$(6.12)			$0.83	$(20.75)
Weighted average shares outstanding	84,103,606	81,456,821			83,475,736	81,325,385

(1) Percentages above denoted as “n/m” are not meaningful to present in the table.

Revenues
Three-months ended: Revenues increased by $76 million, or 2%, as compared to the three months ended September 30, 2020. The primary driver of the increase is the favorable effects of foreign currency exchange of $84 million and the net favorable effects of other of $106 million. The favorable effects were partially offset by lower sales volume of $109 million, largely attributable to the effects of the ongoing semiconductor shortage, and the effects of divestitures contributing a $5 million decrease in revenues, or less than 1%.

The table below reflects consolidated revenues for the three months ended September 30, 2021 and 2020 (amounts in millions):

Three months ended September 30, 2020	$4,256
Acquisitions and divestitures, net	(5)
Drivers in the change of organic revenues:
Volume and mix	(109)
Currency exchange rates	84
Others	106
Three months ended September 30, 2021	$4,332
Nine-months ended: Revenues increased by $2,917 million, or 27%, as compared to the nine months ended September 30, 2020. The primary driver of the increase is higher sales volume of $2,423 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the favorable effects of foreign currency exchange of $369 million and the net favorable effects of other of $140 million. These were partially offset by the effects of divestitures contributing a $15 million decrease in revenues, or less than 1%.

The table below reflects consolidated revenues for the nine months ended September 30, 2021 and 2020 (amounts in millions):

Nine months ended September 30, 2020	$10,729
Acquisitions and divestitures, net	(15)
Drivers in the change of organic revenues:
Volume and mix	2,423
Currency exchange rates	369
Others	140
Nine months ended September 30, 2021	$13,646

Cost of sales
Three-months ended: Cost of sales increased by $166 million, or 5%, as compared to the three months ended September 30, 2020. The primary driver of the increase is the unfavorable effects of materials sourcing of $153 million, the unfavorable effects of foreign currency exchange of $70 million and the net unfavorable effects of other costs of $17 million. This was partially offset by lower sales volume of $69 million and a decrease in cost of sales of $5 million, or less than 1%, related to the effects of divestitures.

The table below reflects consolidated cost of sales for the three months ended September 30, 2021 and 2020 (amounts in millions):

Three months ended September 30, 2020	$3,610
Acquisitions and divestitures, net	(5)
Drivers in the change of organic cost of sales:
Volume and mix	(69)
Materials sourcing	153
Currency exchange rates	70
Others	17
Three months ended September 30, 2021	$3,776

Nine-months ended: Cost of sales increased by $2,363 million, or 25%, as compared to the nine months ended September 30, 2020. The primary driver of the increase is higher sales volume of $1,957 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the unfavorable effects of materials sourcing of $254 million and the unfavorable effects of foreign currency exchange of $328 million. This was partially offset by a decrease in cost of sales of $15 million, or less than 1%, related to the effects of divestitures, and the net favorable effects of other costs of $123 million. In addition, the Motorparts segment recognized a non-cash charge of $44 million in the nine months ended September 30, 2021 related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network, as compared to $82 million in the nine months ended September 30, 2020, a decrease of $38 million.

The table below reflects consolidated cost of sales for the nine months ended September 30, 2021 and 2020 (amounts in millions):

Nine months ended September 30, 2020	$9,447
Acquisitions and divestitures, net	(15)
Drivers in the change of organic cost of sales:
Volume and mix	1,957
Materials sourcing	254
Currency exchange rates	328
Inventory write-down	(38)
Others	(123)
Nine months ended September 30, 2021	$11,810

Selling, general, and administrative (SG&A)
Three-months ended: SG&A increased by $26 million to $240 million compared to $214 million for the three months ended September 30, 2020. The increase was primarily due to higher compensation costs during the three months ended September 30, 2021 and also includes the effects of cost reduction initiatives implemented in response to the effects of COVID-19, which consisted of unpaid furloughs, net pay decreases, and temporary support programs during the three months ended September 30, 2020. In addition, SG&A includes a reduction of $9 million recognized for a non-income tax refund received in the three months ended September 30, 2020.

Nine-months ended: SG&A increased by $106 million to $764 million compared to $658 million for the nine months ended September 30, 2020. The increase was primarily due to higher compensation costs during the nine months ended September 30, 2021 and also includes the effects of cost reduction initiatives implemented in response to the effects of COVID-19, which consisted of unpaid furloughs, net pay decreases, and temporary support programs during the nine months ended September 30, 2020, partially offset by a decrease in other costs (including strategic and transaction related). In addition, SG&A includes a reduction of $9 million recognized for a non-income tax refund received in the nine months ended September 30, 2020.

Depreciation and amortization
Three-months ended: Depreciation and amortization decreased by $4 million to $147 million as compared to $151 million for the three months ended September 30, 2020, primarily attributable to the effects of the impairments on property, plant, and equipment recognized in the first quarter of 2020, as well as the effects of reductions in capital expenditures.

Nine-months ended: Depreciation and amortization decreased by $34 million to $447 million as compared to $481 million for the nine months ended September 30, 2020, primarily attributable to the effects of the impairments on property, plant, and equipment recognized in the first quarter of 2020, as well as the effects of reductions in capital expenditures.

Engineering, research, and development
Three-months ended: Engineering, research, and development increased by $4 million to $71 million as compared to $67 million for the three months ended September 30, 2020. The increase was due primarily to the favorable effects during the three months ended September 30, 2020 of cost reduction initiatives implemented in response to the COVID-19 global pandemic.

Nine-months ended: Engineering, research, and development increased by $17 million to $216 million as compared to $199 million for the nine months ended September 30, 2020. The increase was due primarily to the favorable effects during the nine months ended September 30, 2020 of cost reduction initiatives implemented in response to the COVID-19 global pandemic.

Restructuring charges, net and asset impairments
Three-months ended: Restructuring charges, net and asset impairments decreased by $21 million to a net credit of $4 million as compared to a net charge of $17 million for the three months ended September 30, 2020. The decrease is primarily attributable to a decrease, including effects of revisions in estimates, of $19 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant consolidations, relocations, and closures, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. There was also a decrease of $2 million in asset impairment charges, primarily related to impairment on assets held for sale for a non-core business during the three months ended September 30, 2020.

Nine-months ended: Restructuring charges, net and asset impairments decreased by $574 million to $48 million as compared to $622 million for the nine months ended September 30, 2020. The decrease is primarily attributable to property, plant, and equipment asset impairments in the Performance Solutions segment of $455 million recognized during the nine months ended September 30, 2020. There was also a decrease, including effects of revisions in estimates, of $75 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant relocations and closures; a decrease in asset impairment charges in the Motorparts segment of $24 million related to its initiative to rationalize its supply chain and distribution network; and a decrease in asset impairment charges of $15 million for operating lease right-of-use assets in the corporate component as compared to the nine months ended September 30, 2020. In addition, there was a $5 million decrease in other impairment charges as compared to the nine months ended September 30, 2020.

Goodwill and intangible impairment charges
Three-months ended: There were no goodwill and intangible impairment charges in either the three months ended September 30, 2021 or the three months ended September 30, 2020.

Nine-months ended: Goodwill and intangible impairment charges decreased by $383 million, which was comprised of $267 million of goodwill impairment charges, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments recognized during the nine months ended September 30, 2020, which were the result of the effects of COVID-19 on the projected financial information during the first quarter of 2020.

Non-service pension and postretirement benefit (costs) credits
Three-months ended: Non-service pension and postretirement benefit (costs) credits decreased by $14 million to a net credit of $4 million as compared to a net credit of $18 million for the three months ended September 30, 2020. The change was primarily attributable to a renegotiated collective bargaining agreement in the U.S. during the three months ended September 30, 2020, which eliminated health care benefits in retirement if benefits were not commenced by September 24, 2021 for participants covered by the union agreement and resulted in a non-cash curtailment gain of $21 million. This was partially offset by a non-cash settlement charge of $5 million during the three months ended September 30, 2020 attributable to a partial settlement of certain pension plans where paid lump sums were paid out of pension plan assets in connection with a plant closure. The remaining change was attributable to lower interest costs resulting from lower discount rates, partially offset by higher amortization expense.

Nine-months ended: Non-service pension and postretirement benefit (costs) credits decreased by $10 million to a net credit of $10 million as compared to a net credit of $20 million for the nine months ended September 30, 2020. The change was primarily attributable to a renegotiated collective bargaining agreement in the U.S. during the nine months ended September 30, 2020, which eliminated health care benefits in retirement if benefits were not commenced by September 24, 2021 for participants covered by the union agreement and resulted in a non-cash curtailment gain of $21 million. This was partially offset by a non-cash settlement charge of $5 million during the nine months ended September 30, 2020 attributable to a partial settlement of certain pension plans where paid lump sums were paid out of pension plan assets in connection with a plant closure. The remaining increase is attributable to lower interest costs resulting from lower discount rates, partially offset by higher amortization expense.

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Three-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax increased by $1 million as compared to the three months ended September 30, 2020. The increase is primarily attributable to nonconsolidated affiliates located in China.

Nine-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax increased by $21 million as compared to the nine months ended September 30, 2020. The increase is primarily attributable to the effects of COVID-19 in the prior year affecting the equity in earnings (losses) of nonconsolidated affiliates located in Turkey and China.

Gain (loss) on extinguishment of debt
Three-months ended: There was no gain (loss) on extinguishment of debt in either the three months ended September 30, 2021 or the three months ended September 30, 2020.

Nine-months ended: A non-cash gain on extinguishment of debt of $8 million was recognized for the nine months ended September 30, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024.

Other income (expense), net
Three-months ended: Other income (expense), net decreased by $3 million as compared to the three months ended September 30, 2020.

Nine-months ended: Other income (expense), net decreased by $1 million as compared to the nine months ended September 30, 2020.

Interest expense
Three-months ended: Interest expense decreased by $2 million as compared to the three months ended September 30, 2020. The decrease was primarily due to the effects of lower interest expense on lower average outstanding borrowings on the revolver and the effects of lower interest rates on variable rate debt, partially offset by higher interest rates on fixed rate debt during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Nine-months ended: Interest expense decreased by $4 million as compared to the nine months ended September 30, 2020. The decrease was primarily due to lower interest expense on lower average outstanding borrowings on the revolver and the effects of lower interest rates on variable rate debt, partially offset by the effects of higher interest rates on fixed rate debt during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This includes a decrease of $1 million in financing charges on sales of accounts receivable as compared to the nine months ended September 30, 2020.

Income tax (expense) benefit
Three-months ended: Income tax expense decreased by $614 million to $34 million as compared to $648 million in the three months ended September 30, 2020. The decrease is primarily the result of the following tax items recognized during the three months ended September 30, 2020: (i) a non-cash charge of $369 million and $11 million relating to the establishment of valuation allowances on deferred tax assets recognized in prior years for the U.S. and France; (ii) a non-cash tax benefit of $2 million relating to the reversal of a valuation allowance in China; and (iii) a $145 million non-cash charge to adjust the estimated annual tax rate for the tax benefit that can no longer be recognized due to the change in positions for these respective entities. This is partially offset by a non-cash tax benefit of $12 million relating to the reversal of valuation allowances during the three months ended September 30, 2021.

Nine-months ended: Income tax expense decreased by $331 million to $122 million as compared to $453 million in the nine months ended September 30, 2020. The decrease is primarily the result of the following tax items recognized during the nine months ended September 30, 2020: (i) a $39 million tax benefit recognized related to asset impairment charges of $883 million; (ii) a $369 million and $11 million non-cash charge relating to the establishment of valuation allowances on deferred tax assets recognized in prior years for the U.S. and France; and (iii) a non-cash tax benefit of $2 million relating to the reversal of a valuation allowance in China. This is partially offset by the effects of pre-tax income taxed at rates higher than the U.S. statutory rate, pre-tax losses with no tax benefits during nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, and a non-cash tax benefit of $12 million relating to the reversal of valuation allowances during the nine months ended September 30, 2021.

Net income (loss)
Three-months ended: Results for the three months ended September 30, 2021 was net income of $25 million as compared to a net loss of $480 million for the three months ended September 30, 2020 primarily due to the aforementioned items.

Nine-months ended: Results for the nine months ended September 30, 2021 was net income of $129 million as compared to a net loss of $1,646 million for the nine months ended September 30, 2020 primarily due to the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
EBITDA including noncontrolling interests:
Motorparts	$111	$138	$280	$46
Performance Solutions	42	46	117	(691)
Clean Air	138	149	430	265
Powertrain	71	88	280	46
Corporate	(90)	(34)	(204)	(169)
Depreciation and amortization	(147)	(151)	(447)	(481)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	125	236	456	(984)
Interest expense	(66)	(68)	(205)	(209)
Income tax (expense) benefit	(34)	(648)	(122)	(453)
Net income (loss)	$25	$(480)	$129	$(1,646)

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

The table below reflects our segment revenues for the three months ended September 30, 2021 and 2020 (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Three months ended September 30, 2020	$730	$679	$958	$961	$1,919	$928	$4,256
Acquisitions and divestitures, net	(5)	—	—	—	—	—	(5)
Drivers in the change of organic revenues:
Volume and mix	(1)	(29)	(108)	47	(61)	(18)	(109)
Currency exchange rates	8	14	16	31	47	15	84
Others	37	22	31	—	31	16	106
Three months ended September 30, 2021	$769	$686	$897	$1,039	$1,936	$941	$4,332

The table below reflects our segment revenues for the nine months ended September 30, 2021 and 2020 (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Nine months ended September 30, 2020	$1,995	$1,726	$2,320	$2,284	$4,604	$2,404	$10,729
Acquisitions and divestitures, net	(15)	—	—	—	—	—	(15)
Drivers in the change of organic revenues:
Volume and mix	197	364	449	829	1,278	584	2,423
Currency exchange rates	36	73	74	95	169	91	369
Others	69	25	33	—	33	13	140
Nine months ended September 30, 2021	$2,282	$2,188	$2,876	$3,208	$6,084	$3,092	$13,646

Segment Revenue
The primary factor contributing to the increase in sales volume for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, is the effects of COVID-19 in the prior year. Additional factors by segment are discussed below.

Motorparts
Three-months ended: Motorparts revenue increased $39 million, or 5%, as compared to the three months ended September 30, 2020. Foreign currency exchange had an $8 million favorable effect on Motorparts revenues and other net favorable effects contributed $37 million to the increase. These favorable effects were slightly offset by the decrease in revenues from divestitures of $5 million.

Nine-months ended: Motorparts revenue increased $287 million, or 14%, as compared to the nine months ended September 30, 2020. Higher sales volume contributed $197 million to the increase, foreign currency exchange had a $36 million favorable effect on Motorparts revenues and other net favorable effects contributed $69 million to the increase. These favorable effects were slightly offset by the decrease in revenues from divestitures of $15 million.

Performance Solutions
Three-months ended: Performance Solutions revenue increased $7 million, or 1%, as compared to the three months ended September 30, 2020. Foreign currency exchange had a $14 million favorable effect on Performance Solutions revenue, while other favorable effects increased revenue by $22 million. These favorable effects were partially offset by a decrease of $29 million primarily attributable to lower sales volume.

Nine-months ended: Performance Solutions revenue increased $462 million, or 27%, as compared to the nine months ended September 30, 2020. Higher light vehicle, commercial truck, OES, and off-highway and other vehicle revenue contributed $364 million to the increase, foreign currency exchange had a $73 million favorable effect on Performance Solutions revenue, while other favorable effects increased revenue by $25 million.

Clean Air
Three-months ended: Clean Air revenue increased $17 million, or 1%, as compared to the three months ended September 30, 2020. The increase was primarily due to the increase in substrate sales of $78 million and the decrease in value-add revenue of $61 million. Overall for the Clean Air segment, the main driver of the value-added revenue decrease was lower volume of $108 million attributable to light vehicle revenue, partially offset by the improved revenue for commercial truck, OES and off-highway when compared to the prior year. In addition, foreign currency exchange had a $16 million favorable effect on Clean Air value-add revenue while other favorable effects increased value-add revenue by $31 million.

Nine-months ended: Clean Air revenue increased $1,480 million, or 32%, as compared to the nine months ended September 30, 2020. The increase was primarily due to the increase in substrate sales of $924 million and the increase in value-add revenue of $556 million. Overall for the Clean Air segment, the main drivers of the value-add revenue increase was higher volume of $449 million attributable to light vehicle and commercial truck sales while OES, off-highway, and other revenues also improved and contributed to the value-add revenue increase when compared to the prior year. In addition, foreign currency exchange had a $74 million favorable effect on Clean Air value-add revenue, while other favorable effects increased value-add revenue by $33 million.

Powertrain
Three-months ended: Powertrain revenue increased $13 million, or 1%, as compared to the three months ended September 30, 2020. Foreign currency exchange had a $15 million favorable effect on Powertrain revenue, while other favorable effects increased revenue by $16 million. These favorable effects were partially offset by a decrease of $18 million primarily attributable to lower sales volume.

Nine-months ended: Powertrain revenue increased $688 million, or 29%, as compared to the nine months ended September 30, 2020. Higher light vehicle, commercial truck, industrial, OES, and off-highway and other vehicle revenue contributed $584 million to the increase. In addition, foreign currency exchange had a $91 million favorable effect on Powertrain revenue, while other favorable effects increased revenue by $13 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2020	2021	2020	2021 vs 2020 Change	2021 vs 2020 Change
Motorparts	$111	$138	$280	$46	$(27)	$234
Performance Solutions	$42	$46	$117	$(691)	$(4)	$808
Clean Air	$138	$149	$430	$265	$(11)	$165
Powertrain	$71	$88	$280	$46	$(17)	$234

Motorparts
Three-months ended: Motorparts EBITDA including noncontrolling interests decreased $27 million as compared to the three months ended September 30, 2020. The decrease is primarily attributable to unfavorable operating performance (includes the effects of the challenging supply chain and commodity inflation) and higher SG&A costs (includes the prior year effects of cost reduction initiatives implemented in response to the effects of COVID-19) during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Nine-months ended: Motorparts EBITDA including noncontrolling interests increased $234 million as compared to the nine months ended September 30, 2020. The increase is primarily attributable to higher sales volume, improved operating performance and the non-recurrence of goodwill and intangible impairment charges of $110 million recognized during the nine months ended September 30, 2020. Also contributing to the increase in EBITDA including noncontrolling interests is the decrease in a non-cash charge to cost of sales of $38 million related to the write-down of inventory and decrease in asset impairment charges of $24 million recognized in connection with its initiative to rationalize its supply chain and distribution network, and a decrease in restructuring charges related to cash severance benefits and other costs of $11 million as compared to the three months ended September 30, 2020. These favorable factors were partially offset by higher SG&A costs (includes the prior year effects of cost reduction initiatives implemented in response to the effects of COVID-19) during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Performance Solutions
Three-months ended: Performance Solutions EBITDA including noncontrolling interests decreased $4 million as compared to the three months ended September 30, 2020. The decrease is primarily attributable to unfavorable operating performance (due to the ongoing semiconductor shortage) and unfavorable materials sourcing (from supply chain challenges and commodity inflation) during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. These unfavorable factors were partially offset by lower SG&A (represents a reduction in the quarter that more than offsets the prior year effects of cost reduction initiatives implemented in response to the effects of COVID-19), the decrease in restructuring charges related to cash severance benefits and other costs of $5 million and a decrease in restructuring related costs of $11 million during the three months ended September 30, 2021 as compared to three months ended September 30, 2020.

Nine-months ended: Performance Solutions EBITDA including noncontrolling interests increased $808 million as compared to the nine months ended September 30, 2020. The increase is primarily attributable to the non-recurrence of asset impairment charges of $455 million and goodwill and intangible impairment charges of $232 million recognized during the nine months ended September 30, 2020. Also contributing to the increase is higher sales volume, a decrease in restructuring charges, net of $17 million and a decrease in restructuring charges related to cash severance benefits and other costs of $40 million during the nine months ended September 30, 2021 as compared to prior year. These favorable factors were partially offset by the effects of unfavorable operating performance and unfavorable materials sourcing during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Clean Air
Three-months ended: Clean Air EBITDA including noncontrolling interests decreased $11 million as compared to the three months ended September 30, 2020. The decrease is primarily attributable to lower sales volume (due to the ongoing semiconductor shortage) related to value-add revenues, partially offset by the effects of lower SG&A (represents a reduction in the quarter that more than offsets the prior year effects of cost reduction initiatives implemented in response to the effects of COVID-19), favorable operating performance and a decrease in restructuring charges related to cash severance benefits and other costs of $3 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Nine-months ended: Clean Air EBITDA including noncontrolling interests increased $165 million as compared to the nine months ended September 30, 2020. The increase is primarily attributable to higher sales volume, favorable operating performance, favorable material sourcing, and a decrease in restructuring charges related to cash severance benefits and other costs of $14 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Powertrain
Three-months ended: Powertrain EBITDA including noncontrolling interests decreased $17 million as compared to the three months ended September 30, 2020. The decrease is primarily attributable to unfavorable materials sourcing (from supply chain challenges and commodity inflation). These unfavorable factors were partially offset by lower SG&A (represents a reduction in the quarter that more than offsets the prior year effects of cost reduction initiatives implemented in response to the effects of COVID-19), net of the $9 million reduction to SG&A for a non-income tax refund received in the three months ended September 30, 2020, and a decrease in restructuring charges related to cash severance benefits and other costs of $11 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Nine-months ended: Powertrain EBITDA including noncontrolling interests increased $234 million as compared to the nine months ended September 30, 2020. The increase is primarily attributable to higher sales volume, favorable operating performance, the non-recurrence of goodwill impairment charge in the amount of $41 million recognized during the nine months ended September 30, 2020, and a decrease in restructuring charges related to cash severance benefits and other costs of $30 million as compared to the nine months ended September 30, 2020. These favorable factors were partially offset by unfavorable material sourcing during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 and the effects of the reduction to SG&A of $9 million for a non-income tax refund received during the nine months ended September 30, 2020.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended September 30, 2021
Restructuring charges, net	$(1)	$(5)	$(2)	$2	$(6)	$1	$(5)
Restructuring related costs	1	—	1	1	3	2	5
Other non-restructuring asset impairments	1	—	—	—	1	—	1
Other costs (including strategic and transaction related)	—	—	—	—	—	2	2
Anti-dumping duty charge	3	—	—	—	3	—	3
Loss on sale of unconsolidated affiliate	—	1	—	—	1	—	1
Total adjustments	$4	$(4)	$(1)	$3	$2	$5	$7

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended September 30, 2020
Restructuring charges, net	$—	$—	$1	$13	$14	$—	$14
Restructuring related costs	(1)	11	—	—	10	—	10
Asset impairments restructuring related	1	—	—	—	1	—	1
Other non-restructuring asset impairments	2	—	—	—	2	—	2
Inventory write-down(1)	(9)	—	—	—	(9)	—	(9)
Other costs (including strategic and transaction related)(2)	—	(2)	(1)	—	(3)	7	4
OPEB curtailment(3)	—	—	—	—	—	(21)	(21)
Total adjustments	$(7)	$9	$—	$13	$15	$(14)	$1

(1) Margin on discontinued product that was previously written-down in connection with the initiative in the Motorparts segment to rationalize its supply chain and distribution network.
(2) Includes costs related to the acquisitions and expected separation.
(3) OPEB curtailment as a result of an amended union agreement that eliminates healthcare benefits for future retirees.

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Nine Months Ended September 30, 2021
Restructuring charges, net	$6	$7	$9	$20	$42	$2	$44
Restructuring related costs	2	1	1	2	6	9	15
Asset impairments restructuring related	1	—	—	—	1	—	1
Other non-restructuring asset impairments	1	—	—	—	1	2	3
Inventory write-down(1)	44	—	—	—	44	—	44
Other costs (including strategic and transaction related)	—	—	—	—	—	15	15
Gain on extinguishment of debt	—	—	—	—	—	(8)	(8)
Loss on sale of business	1	—	—	—	1	—	1
Anti-dumping duty charge	3	—	—	—	3	—	3
Loss on sale of unconsolidated affiliate	—	2	—	—	2	—	2
Total adjustments	$58	$10	$10	$22	$100	$20	$120

(1) Non-cash charge to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Nine Months Ended September 30, 2020
Restructuring charges, net	$17	$24	$23	$50	$114	$5	$119
Restructuring related costs	2	41	—	—	43	1	44
Asset impairments restructuring related	26	—	—	3	29	—	29
Other non-restructuring asset impairments	1	455	—	1	457	17	474
Goodwill and intangibles impairment charges	110	232	—	41	383	—	383
Inventory write-down(1)	73	—	—	—	73	—	73
Other costs (including strategic and transaction related)(2)	—	(2)	3	—	1	36	37
OPEB curtailment (3)	—	—	—	—	—	(21)	(21)
Total adjustments	$229	$750	$26	$95	$1,100	$38	$1,138

(1) Non-cash charge of $82 million to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network, partially offset by $9 million of margin on discontinued product that was previously written-down.
(2) Includes costs related to the acquisitions and expected separation.
(3) OPEB curtailment as a result of an amended union agreement that eliminates healthcare benefits for future retirees.

Liquidity and Capital Resources
Liquidity and Financing Arrangements
For the reasons discussed above under “Recent Trends and Market Conditions - General economic conditions”, there continues to be many uncertainties that remain related to COVID-19 and the ongoing semiconductor shortage, other supply chain challenges, and the effects of inflation on commodities and other purchases that could negatively affect our liquidity and cash flows.

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

Credit Facilities
The table below shows our borrowing capacity on committed credit facilities at September 30, 2021 (amounts in billions):

	September 30, 2021
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$1.5
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2022 - 2028	—
		$1.5

(a)We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)At September 30, 2021, we had $28 million of outstanding letters of credit under the revolving credit facility, which reduces the available borrowings under our revolving credit facility. We also had $75 million of outstanding letters of credit under our uncommitted facilities at September 30, 2021.

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

At September 30, 2021, we had liquidity of $2.1 billion comprised of $595 million of cash and $1.5 billion undrawn on our revolving credit facility. We had no outstanding borrowings on our revolving credit facility at September 30, 2021.

Subsequent to September 30, 2021, we issued a $42 million letter of credit under our revolving credit facility, which further reduces the availability under its revolving credit facility. The letter of credit supports a 1.7 billion Mexican peso (approximately $84 million using exchange rates at September 30, 2021) surety bond issued to the Mexican tax authority. The surety bond is required in order for us to enter into the judicial process to appeal a tax assessment and covers the amount of the assessment plus interest. We do not believe it is probable we will have to pay the assessment or related interest.

Credit Facility
New Credit Facility — Interest Rates
At September 30, 2021, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 1.75% and will remain at LIBOR plus 1.75% for each relevant period for which our consolidated net leverage ratio (as defined in the New Credit Facility) is less than 3.00 to 1 and greater than 2.50 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

New Credit Facility — Other Terms and Conditions
The financial ratios required under the New Credit Facility and the actual ratios we calculated as of September 30, 2021 are as follows: senior secured net leverage ratio of 2.36 actual versus 4.25 (maximum required under the third amendment dated May 5, 2020); and interest coverage ratio of 6.73 actual versus 2.75 (minimum required under the third amendment dated May 5, 2020).

Further information on interest rates, fees, and other terms and conditions of the New Credit Facility is included in our 2020 Form 10-K.

Senior Notes
A summary of our senior unsecured and secured notes at September 30, 2021 are as follows (amounts in millions):

	Principal	Carrying Amount(a)
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	$225	$223
$500 million of 5.000% Senior Notes due 2026	$500	$495
Senior Secured Notes
$500 million of 7.875% Senior Secured Notes due 2029	$500	$490
$800 million of 5.125% Senior Secured Notes due 2029	$800	$787

(a) Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $83 million at September 30, 2021.

On March 3, 2021, we provided notice of our intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 (the “2024 Fixed Rate Secured Notes”) and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (the “2024 Floating Rate Secured Notes” and, together with the 2024 Fixed Rate Secured Notes, the “2024 Secured Notes”). On March 17, 2021, we, using the net proceeds from the offering of 5.125% Senior Secured Notes, together with cash on hand, satisfied and discharged each of the indentures governing the 2024 Secured Notes in accordance with their terms. As a result, we recorded a gain on extinguishment of debt of $8 million for the nine months ended September 30, 2021.

Further information on the terms and conditions of the Senior Unsecured Notes and Senior Secured Notes is included in our 2020 Form 10-K.

At September 30, 2021, we were in compliance with all of our financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

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

At both September 30, 2021 and December 31, 2020, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.0 billion, of which $0.4 billion relate to accounts receivable where we have continuing involvement. In addition, the deferred purchase price receivable was $60 million and $51 million at September 30, 2021 and December 31, 2020.

For the three months ended September 30, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales were $1.2 billion and $1.1 billion, of which $0.8 billion and $0.9 billion were received on accounts receivable where we have continuing involvement. For the nine months ended September 30, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales were $3.8 billion and $3.0 billion, of which $2.9 billion and $2.4 billion were received on accounts receivable where we have continuing involvement.

Our financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), were $5 million for both the three months ended September 30, 2021 and 2020, and $14 million and $15 million for the nine months ended September 30, 2021 and 2020.

If we were not able to factor receivables under these programs, our borrowings under our revolving credit agreement might increase. These programs provide us with access to cash at costs that are generally favorable to alternative sources of financing and allow us to reduce borrowings under our revolving credit agreement.

Cash Flows
Operating Activities
Operating activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2021	2020
Operational cash flow before changes in operating assets and liabilities	$582	$6

Changes in operating assets and liabilities:
Receivables	(451)	(429)
Inventories	(194)	303
Payables and accrued expenses	11	242
Accrued interest and accrued income taxes	24	23
Other assets and liabilities	3	10
Total change in operating assets and liabilities	(607)	149
Net cash (used) provided by operating activities	$(25)	$155

Net cash used by operating activities for the nine months ended September 30, 2021 was $25 million, as compared to the net cash provided by operating activities of $155 million for the nine months ended September 30, 2020. The unfavorable operating cash flow activity was the result of a net increase of $756 million in net cash used by operating activities due to unfavorable changes in working capital items, partially offset by an improvement in net cash provided by operating activities before operating assets and liabilities of $576 million.

Investing Activities
Investing activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2021	2020
Proceeds from sale of assets	$39	$8
Net proceeds from sale of business	1	3
Proceeds from sale of investment in nonconsolidated affiliates	6	—
Cash payments for property, plant, and equipment	(286)	(308)
Proceeds from deferred purchase price of factored receivables	356	176
Other	—	3
Net cash (used) provided by investing activities	$116	$(118)

Net cash provided by investing activities for the nine months ended September 30, 2021 was $116 million, as compared to net cash used by investing activities of $118 million for the nine months ended September 30, 2020, primarily due to an increase in proceeds from deferred purchase price of factored receivables of $180 million, and an increase in net proceeds from sale of assets of $31 million. Cash payments for property, plant, and equipment were $286 million for the nine months ended September 30, 2021 as compared to $308 million for the nine months ended September 30, 2020.

Financing Activities
Financing activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2021	2020
Proceeds from term loans and notes	$836	$143
Repayments and extinguishment costs of term loans and notes	(1,011)	(196)
Debt issuance costs of long-term debt	(13)	(16)
Borrowings on revolving lines of credit	4,772	4,852
Payments on revolving lines of credit	(4,774)	(4,647)
Issuance (repurchase) of common shares	(2)	(1)
Net increase (decrease) in bank overdrafts	—	9
Distributions to noncontrolling interest partners	(12)	(18)
Collections (payments) on securitization programs, net and other	(76)	10
Net cash (used) provided by financing activities	$(280)	$136

Net cash flow used by financing activities was $280 million for the nine months ended September 30, 2021. This included net repayments and extinguishment costs on term loans and notes of $175 million, net repayments on revolving lines of credit of $2 million and net repayments on securitization programs and other financing arrangements of $76 million.

Net cash flow provided by financing activities was $136 million for the nine months ended September 30, 2020. This included net repayments on term loans and notes of $53 million, net borrowings on revolving lines of credit of $205 million and net increase in bank overdrafts of $9 million.

Dividends on Common Stock
We did not pay dividends during the nine months ended September 30, 2021 and 2020, due to the suspension of the dividend program in the second quarter of 2019.

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

Summarized Financial Information
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after the elimination of (a) intercompany transactions and balances among the Parent and the Guarantors and (b) the equity in earnings from and investments in any subsidiary that is a Nonguarantor (amounts in millions):

Income Statements

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Net sales and operating revenues	$5,425	$6,181
Operating expenses	$5,496	$6,896
Net income (loss)	$89	$(1,221)
Net income (loss) attributable to Tenneco Inc.	$89	$(1,221)

Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS
Current assets	$668	$1,150
Non-current assets	$1,844	$2,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$1,402	$1,463
Non-current liabilities	$5,657	$5,834
Intercompany due to (due from)	$72	$100

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

The following table summarizes by position the notional amounts for foreign currency forward contracts at September 30, 2021, all of which mature in the next twelve months (amounts in millions):

Notional Amount
Long positions	$291
Short positions	$(298)

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

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. At September 30, 2021, we had $2.0 billion par value of fixed rate debt and $3.1 billion par value of floating rate debt. Of the fixed rate debt, $225 million is fixed through 2024, $500 million is fixed through 2026, and $1.3 billion is fixed through 2029. For more detailed explanations on our debt structure and New Credit Facility, refer to “Liquidity and Capital Resources” earlier in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9, “Debt and Other Financing Arrangements” in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q.

We estimate the fair value of our long-term debt at September 30, 2021 was approximately 103% of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the condensed consolidated statements of income (loss) and the cash we pay for interest expense by approximately $31 million.

Equity Price Risk
We have certain employee compensation arrangements, including deferred compensation and cash-settled share-based units granted under our long-term incentive plan, that are valued based on Tenneco's stock price. The share equivalents outstanding related to deferred compensation and cash-settled share-based awards are as follows:

	September 30, 2021	December 31, 2020
Restricted Stock Units (RSUs)	1,751,649	1,878,220
Performance Share Units (PSUs)	2,995,062	—
	4,746,711	1,878,220

Deferred compensation arrangements(a)	—	1,125,605

(a) As of September 30, 2021, there are no share equivalents outstanding that are based on the Company’s stock price. On a prospective basis, the alternative for employees to invest their deferred compensation into these arrangements no longer exists.

At September 30, 2021, a change in the Tenneco Inc. share price of 10% would cause a change to the compensation liability of approximately $2 million, and would change the cash payout of all share equivalents, once fully vested at 100%, by $7 million.

We selectively use financial instruments to reduce the market risk associated with our deferred compensation and share-based, cash-settled liabilities, which increase as our stock price increases, and decrease as our stock price decreases. These financial instruments move in the opposite direction of the compensation cash payouts, allowing us to substantially mitigate the risk associated with changes in the Tenneco Inc. share price of the final cash settlement. At September 30, 2021, we had 4,800,000 common share equivalents of these financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the quarter covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In mid-2020, there was some loosening of government-mandated COVID-19 restrictions in certain locales in response to improved COVID-19 infection levels. However, upon worsening COVID-19 infection levels in certain localities in late 2020 and in early 2021, local governmental authorities in these localities have either re-imposed some or all of earlier restrictions or imposed other restrictions, all in an effort to prevent the spread of COVID-19. Also, in early 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. The availability of COVID-19 vaccines and their take-up by individuals is difficult to predict and vaccination levels are likely to vary across jurisdictions. The pace and shape of the COVID-19 recovery as well as the impact and extent of COVID-19 variants or potential resurgences is not presently known.

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

The uncertainties created by the COVID-19 global pandemic, including the severity, duration and possible resurgence of the outbreak, vaccination rates and impacts, and additional actions, including vaccination mandates, that may be or are being taken by governmental authorities make it difficult to forecast the effects of the virus on the Company’s future results, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame. Additionally, it is possible that we may experience businesses being shut down, additional work restrictions and supply chain disruptions as well as labor shortages or increased labor costs as a result of COVID-19, further disrupting operations and impacting revenues negatively. We may also face unforeseen liabilities as a result of the COVID-19 pandemic, including as a result of claims alleging exposure to COVID-19 in connection with our facilities or operations or we may be subject to fines or penalties to the extent we fail to comply with applicable requirements. To the extent the COVID-19 global pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our ‘‘Risk Factors’’ section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness and to have access to sufficient liquidity through the COVID-19 pandemic, decreased revenue from loss of customer market share, and working capital requirements.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2021. These purchases reflect shares withheld upon vesting of restricted stock, restricted stock units and performance stock units for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding share-settled units through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
July 2021	315	$19.94	—	$—
August 2021	50,901	17.38	—	—
September 2021	1,835	13.73	—	—
Total	53,051	$17.27	—	$—
(1)     Shares withheld upon vesting of share-settled units in the third quarter of 2021.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2021

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

Dated: November 5, 2021