Form 10-K
period 2021-12-31
TENNECO INC
filed 2022-02-24
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, computed by reference to the price at which the registrant’s common stock was last sold on the New York Stock Exchange on June 30, 2021, was approximately $1.6 billion.
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 83,132,435 shares outstanding as of February 22, 2022.

Documents Incorporated by Reference:
Portions of Tenneco Inc.’s Definitive Proxy Statement related to the 2022 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, without limitation:
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
•changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases or fluctuations), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt and our financial flexibility to respond to the COVID-19 pandemic;
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
•industry-wide strikes, work stoppages, labor shortages, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers, including increased costs associated with strikes or labor or other economic disruptions;
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

In addition, this report includes forward-looking statements regarding the Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Pegasus Holdings III, LLC (the “Parent”) and Pegasus Merger Co. on February 22, 2022. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tenneco (the “Merger”) with Tenneco continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of Parent. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include (without limitation and in addition to the risks set forth above):
•the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to obtain stockholder approval to adopt the Merger Agreement, the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger;
•the risk that the Merger Agreement may be terminated in circumstances requiring us to pay a termination fee;
•the risk that the Merger disrupts our current plans and operations or diverts management’s attention from its ongoing business;
•the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business;
•the effect of the announcement of the Merger on our operating results and business generally;
•the amount of costs, fees and expenses related to the Merger;
•the risk that our stock price may decline significantly if the Merger is not consummated;
•the nature, cost and outcome of any litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against Tenneco and others; and
•other risks to consummation of the proposed Merger, including the risk that the proposed Merger will not be consummated within the expected time period or at all.

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

FORM 10-K

PART I
ITEM 1.BUSINESS.

GENERAL
Our company, Tenneco Inc., designs, manufactures, markets, and distributes products and services for light vehicle, commercial truck, off-highway, industrial, motorsport, and aftermarket customers. We manufacture innovative performance solutions, clean air and powertrain products and systems, and serve both original equipment (“OE”) manufacturers and the repair and replacement markets worldwide. As used herein, the term “Tenneco,” “we,” “us,” “our,” or the “Company” refers to Tenneco Inc. and its consolidated subsidiaries.

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

Tenneco consists of four operating segments, Motorparts, Performance Solutions, Clean Air, and Powertrain:
•The Motorparts segment designs, manufactures, sources, markets, and distributes a broad portfolio of leading brand-name products in the global vehicle aftermarket while also servicing the original equipment service (“OES”) market. Motorparts products are organized into categories, including shocks and struts, steering and suspension, braking, sealing, emissions control, engine, and maintenance. Motorparts products are marketed and sold under brand-names including Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, Sealed Power®, and others;
•The Performance Solutions segment designs, manufactures, markets, and distributes a variety of products and systems designed to optimize the ride experience to a global OE customer base, including noise, vibration, and harshness (“NVH”) performance materials, advanced suspension technologies (“AST”), ride control, braking, and systems protection. Performance Solutions is agnostic to powertrain technologies;
•The Clean Air segment designs, manufactures, and distributes a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning, and weight on a vehicle for light vehicle, commercial truck, and off-highway OE customers; and
•The Powertrain segment designs, manufactures, and distributes a variety of OE powertrain products for light vehicle, commercial truck, off-highway, and industrial applications to OE customers for use in new vehicle production and OES parts to support their service and distribution channels.

Proposed Merger
On February 22, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pegasus Holdings III, LLC (“Parent”) and Pegasus Merger Co., a wholly owned subsidiary of Parent (“Merger Sub” and together with Parent, “Buyer”). Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tenneco (the “Merger”) with Tenneco continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each share of our Class A voting common stock that is issued and outstanding immediately prior to the Effective Time (other than shares to be cancelled pursuant to the Merger Agreement or shares of common stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law), will be automatically converted into the right to receive $20.00 in cash, without interest.

At the Effective Time, subject to the terms and conditions set forth in the Merger Agreement, each restricted share unit award (“RSU”) and each performance share unit award (“PSU”) of Tenneco that is outstanding immediately prior to the Effective Time will automatically be cancelled and converted into the holder’s right to receive a cash amount (subject to any applicable withholding taxes) calculated based on the per-share Merger consideration of $20.00.

The closing of the Merger is subject to various conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the issued and outstanding shares of our common stock; (ii) the absence of any order, injunction or other legal or regulatory restraint making illegal, enjoining or otherwise prohibiting the closing of the Merger; (iii) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act and the expiration of any waiting period under other applicable competition and/or foreign laws; (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications; and (v) compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement under clause (b) of such definition). The closing of the Merger is not subject to a financing condition, and Parent has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement.

Our Board of Directors and the sole member or board of directors, as applicable, of Parent and Merger Sub have each unanimously approved the Merger and the Merger Agreement. If approved by our stockholders, we currently expect the Merger to close in the second half of 2022. Until the closing, we will continue to operate as an independent company.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been included herein as Exhibit 2.1 to this Annual Report on Form 10-K.

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

DESCRIPTION OF OUR BUSINESS
We design, manufacture, market, and distribute innovative products and services for light vehicle, commercial truck, off-highway, industrial, motorsport, and aftermarket customers. Our business consists of four operating segments, Motorparts, Performance Solutions, Clean Air, and Powertrain and serves both OE vehicle designers and manufacturers and the repair and replacement markets worldwide. We supply OE parts to vehicle manufacturers for use in light vehicles, commercial vehicles, and other mobility markets; and the global aftermarket with replacement parts that are sold to wholesalers, retailers, and installers, as well as OES parts to OE customers to support their service channels. Our portfolio of the industry’s most well-respected, enduring brands includes Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, and Sealed Power®; and others. We seek to leverage our OE product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. We effectively manage the life cycle of a broad range of products to a diverse customer base.

We source various raw materials and component parts for use in our manufacturing processes through the global supply chain. As a Tier 1 parts supplier, we produce individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules, and systems are sold globally to the world’s leading light vehicle and commercial truck manufacturers as well as aftermarket customers, including a wide range of distributors, retail parts stores, and mass merchants that distribute our products to professional service providers, “do-it-yourself” consumers, and directly to service chains.

Our Industry
The parts industry for vehicles and engines is generally separated into two categories. We operate in both categories which are: (a) OE parts that are sold in large quantities directly for use by manufacturers of light vehicles, commercial vehicles, and other mobility markets; and (b) “aftermarket” or repair and replacement parts that are sold in varying quantities to wholesalers, retailers, and installers, as well as OES parts sold to OE customers to support their service channels. Light vehicles are comprised of passenger cars and light trucks, which include sport-utility vehicles (“SUVs”), crossover vehicles (“CUVs”), pick-up trucks, vans, and multi-purpose passenger vehicles. Commercial vehicles include commercial trucks, off-highway vehicles and industrial equipment. Other mobility markets include rail, two-wheelers (which includes motorcycles and mountain bikes), and motorsports.

Global OE Industry
Products for the global OE industry are sold directly to OE manufacturers that use these parts, which include components, systems, subsystems, and modules, in the manufacture of new light vehicles, commercial vehicles, rail, two-wheeler, and motorsports. Demand for component parts in the OE market is generally a function of the number of new vehicles/engines produced, which is driven by macroeconomic conditions and other factors such as fuel prices, consumer confidence, employment trends, regulatory requirements, technology trends, and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow revenues by increasing their product content per vehicle. Companies, like us, with a global presence, leading technology and innovation; and advanced product, engineering, manufacturing, and customer support capabilities are best positioned to take advantage of these opportunities.

Key Industry Trends Affecting the Global OE Industry
Global Light Vehicle Sales and Production
Our business is directly affected by automotive sales and automotive vehicle production levels. Both depend on a number of factors, including global and regional economic conditions, population growth, public health conditions, and policies. There have been periods of increased market volatility and global economic uncertainty. Most recently, the effects of COVID-19 and shortages of semiconductors has resulted in lower global automotive unit production and 2022 forecasts have been reduced. We expect industry production to remain volatile for the foreseeable future. However, underlying retail sales trends are healthy and inventories in our major geographic markets are below average, which suggest a recovery in light vehicle production will occur once semiconductor availability improves.

In addition, we are experiencing other supply chain challenges, along with the effects of inflation on commodities and other purchases. Further, unfavorable conditions such as a general slowdown of the global or U.S. economy, uncertainty and volatility in the financial markets, or inflation (including labor inflation) and rising interest rates could result in higher operating expenses and project costs for us.

Sourcing by OE Manufacturers and Component Part Number Proliferation
As OE manufacturers expand their reach, many are looking for suppliers with a global footprint and the capability to supply them with full system integration and solutions, rather than individual standalone products.

Because of these trends, OE manufacturers are increasingly seeking suppliers capable of supporting vehicle platforms on a global basis. They want suppliers like us with design, production, engineering, and logistics capabilities that can be accessed not just in North America and Europe but also in other markets such as India and China. OE manufacturers have standardized on global platforms, designing basic mechanical structures suitable for a number of similar vehicle models and are able to accommodate different features across regions. This standardization will drive growth in production of light vehicles designed on global platforms. Accordingly, global platforms, identified as platforms produced in more than one region, are expected to grow. While the overall number of vehicle platforms will consolidate and decrease, the component level complexity to meet the diversified consumer and regulatory requirements around the world is expected to cause component part number proliferation.

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

Increasing Technologically Sophisticated Content and Vehicle Complexity
As end users and consumers continue to demand vehicles with improved performance, safety, and functionality at competitive prices, the components and systems in these vehicles are becoming technologically more advanced and sophisticated. Mechanical functions are being replaced with electronics, and mechanical and electronic devices are being integrated into single systems. In addition, value added features delivered through software control algorithms and over-the-air updates are becoming more prevalent, creating new avenues for product differentiation and customization.

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

We expect higher levels of autonomy will drive increased passenger expectations for a comfortable ride, which, in turn, will create additional content opportunities per vehicle and heighten demand for advanced suspension technology products, including full-corner/around-the-wheel intelligent suspension systems and broader motion management solutions. Advanced suspension technology is expected to grow with adoption led by existing and emerging global OE manufacturers. Increased connectivity also presents additional prospects for active suspension systems, predictive vehicle diagnostics, and system-based integration within the vehicle as well as broader vehicle to everything (“V2X”) communications. The Öhlins portfolio is expected to continue to accelerate the development of advanced suspension technology solutions, while also fast-tracking time to market. Öhlins also enhances our portfolio in broader mobility markets through a range of premium OE and aftermarket automotive and motorsports performance products.

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

Key Trends affecting the Global Aftermarket Industry
Global Growth of Vehicles in Operation, Average Vehicle Age, and Vehicle Usage Trends
With increased age and usage, vehicles become subject to maintenance, repair, and component part replacement thereby increasing the overall demand for aftermarket parts. The global number of VIO is expected to grow, with the number of VIO in other markets such as China expected to increase significantly. The number of VIO in mature markets, such as North America and Europe is expected to grow, but to a much lesser extent in Europe. We have strong aftermarket positions in North America, Europe, and South America and a growing aftermarket position in Asia. We expect there to be aftermarket growth opportunities in emerging markets such as China and India where the VIO are expected to increase. We are positioning ourselves to capitalize on this growth by leveraging our industry renowned brands and market-leading capabilities to develop the distributor base, drive brand recognition, increase product coverage, and build the supply chain in emerging growth markets.

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

The following customers each accounted for 10% or more of our net sales in any of the last three years.

Customer	2021	2020	2019
General Motors Company	11%	11%	11%
Ford Motor Company	10%	10%	10%

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

Seasonality
Our businesses are somewhat seasonal. OE production is historically higher in the first half of the year compared to the second half. It typically decreases in the third quarter due to OE plant shutdowns for model changeovers and European holidays, and softens further in the fourth quarter due to reduced production during the end-of-year holiday season in North America and Europe. Shut-down periods in the rest of the world generally vary by country. Our aftermarket operations experience relatively higher demand during the spring as vehicle owners prepare for the summer driving season. While seasonality does affect our business, actual results may vary from the above trends due to global and local economic dynamics; global pandemics; as well as industry-specific platform launches and other production-related events.

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

Motorparts Segment
Our Motorparts segment operates 16 manufacturing sites, of which 7 facilities are located in North America, 3 in Europe, 3 in South America, and 3 in Asia Pacific. It also operates 29 distribution centers and warehouses; 6 engineering and technical centers; and 10 various technical training service centers worldwide. Motorparts shares engineering testing facilities with our Performance Solutions segment.

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

Product	Description
Shocks and struts	Shock absorbers, strut assemblies, bare strut, coil springs, top mounts, and ride control accessories.
Steering and suspension	Control arms, ball joints, tie rod ends, wheel bearings, sway bar links and hub assemblies.
Braking	Pads, rotors, drums, and fluids.
Sealing	Head gaskets, valve cover gaskets, oil seals, and other gaskets.
Engine	Pistons, piston ring set, engine bearings, liners, and pumps.
Emissions control	Catalytic converters, exhaust manifolds, exhaust pipes, and mufflers.
Maintenance	Spark plugs, air filters, oil filters, cabin air filter, forward lighting, batteries, headlamps, and chemicals.

Performance Solutions Segment
Our Performance Solutions segment operates 47 manufacturing facilities worldwide, of which 11 facilities are located in North America, 17 in Europe, 2 in South America, and 17 in Asia Pacific; and 15 engineering and technical facilities. Within these manufacturing facilities, we operate 6 joint ventures in which we hold a controlling interest. Performance Solutions shares engineering testing facilities with our Motorparts segment.

Performance Solutions designs, manufactures, markets, and distributes a variety of performance solutions and systems to a global OE customer base, including NVH performance materials, AST, ride control, braking, and systems protection. In addition to automotive light vehicles and commercial vehicles, Performance Solutions also services a wide range of other mobility markets such as rail, two-wheelers (which includes motorcycles and mountain bikes), and motorsports.

The following table sets forth a description of the product lines sold by our Performance Solutions segment:

Product	Description
NVH performance Materials	Highly engineered NVH isolation technology and value-added products for light vehicle and commercial vehicle markets.
AST	Advanced passive and semi-active suspension with tuning support and controls capability for the light vehicle, two-wheel and motorsports markets.
Ride control	Providing conventional shocks, struts, and dampers with value-added tuning solutions for the light vehicle and commercial vehicle markets.
Systems protection	Systems protection products include protection sleeves for wire harness and for oil and water tubes as well as acoustic and EMI/RFI shielding, heat and abrasion protection, and safety/crash protection for cables and tubes for engines and cars.
Braking	Friction materials, including cutting edge formulations for the light vehicle, commercial vehicle, and rail markets.

Clean Air Segment
Our Clean Air Segment operates 65 manufacturing facilities worldwide, of which 16 facilities are located in North America, 21 in Europe, 2 in South America, and 26 in Asia Pacific; and operates 8 engineering and technical facilities. Within these manufacturing facilities in Asia Pacific, we operate 9 joint ventures in which we hold a controlling interest.

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

The following table sets forth a description of the product lines sold by our Clean Air segment:

Product	Description
Catalytic converters and diesel oxidation catalysts	Devices consisting of a substrate coated with precious metals enclosed in a steel casing used to reduce harmful gaseous emissions such as carbon monoxide.
Diesel particulate filters (DPFs)	Devices to capture and regenerate particulate matter emitted from diesel engines.
Burner systems	Devices which actively combust fuel and air inside the exhaust system to create extra heat for DPF regeneration, or to improve the efficiency of selective catalytic reduction (“SCR”) systems.
Lean NOx traps	Devices which reduce nitrogen oxide (NOx) emissions from diesel powertrains using capture and store technology.
Hydrocarbon vaporizers and injectors	Devices to add fuel to a diesel exhaust system in order to regenerate particulate filters or Lean NOx traps.
SCR systems	Devices which reduce NOx emissions from diesel powertrains using urea mixers and injected reductants such as Verband der Automobil industrie e.V.’s AdBlue® or Diesel Exhaust Fluid (DEF).
SCR-coated diesel particulate filters (SDPF) systems	Lightweight and compact devices combining the SCR catalyst and the particulate filter onto the same substrate for reducing NOx and particulate matter emissions.
Urea dosing systems	Systems comprised of a urea injector, pump, and control unit, among other parts, that dose liquid urea onto SCR catalysts.
Four-way catalysts	Devices that combine a three-way catalyst and a particulate filter onto a single device by having the catalyst coating of a converter directly applied onto a particulate filter.
Alternative NOx reduction technologies	Devices which reduce NOx emissions from diesel powertrains, by using, for example, alternative reductants such as diesel fuel, E85 (85% ethanol, 15% gasoline), or solid forms of ammonia.
Mufflers and resonators	Devices to provide noise elimination and acoustic tuning.
Fabricated exhaust manifolds	Components that collect gases from individual cylinders of a vehicle’s engine and direct them into a single exhaust pipe. Fabricated manifolds can form the core of an emissions module that includes an integrated catalytic converter (maniverter) and/or turbocharger.
Pipes	Utilized to connect various parts of both the hot and cold ends of an exhaust system.
Hydroformed assemblies	Forms in various geometric shapes, such as Y-pipes or T-pipes, which provide optimization in both design and installation as compared to conventional pipes.
Elastomeric hangers and isolators	Used for system installation and elimination of noise and vibration, and for the improvement of useful life.
Aftertreatment control units	Computerized electronic devices that utilize embedded software to regulate the performance of active aftertreatment systems, including the control of sensors, injectors, vaporizers, pumps, heaters, valves, actuators, wiring harnesses, relays and other mechatronic components.

For the catalytic converters, SCR systems, and other substrate-based devices we sell, we need to procure substrates coated with precious metals or purchase the complete systems in the case of catalytic converter systems. We obtain these components and systems from third parties, often at the OE manufacturer’s direction, or directly from OE vehicle and engine manufacturers. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our sales of these products.

Powertrain Segment
Our Powertrain Segment operates 68 manufacturing sites worldwide, of which 19 facilities are located in North America, 28 are located in Europe, 4 are located in South America, and 17 in Asia Pacific; and operates 9 engineering and technical facilities. Within these manufacturing facilities, we operate 17 joint ventures in which we hold a controlling interest. Powertrain has also invested globally in nonconsolidated affiliates that have multiple manufacturing sites, primarily in China, Turkey, and the United States (“U.S.”).

Powertrain designs, manufactures, markets, and distributes a variety of powertrain products and systems. Powertrain offers its customers a diverse array of market-leading products for OE applications, including pistons, piston rings, piston pins, cylinder liners, valvetrain products, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, engine bearings, industrial bearings, and bushings and washers. In addition, Powertrain supplies OES parts to OE customers to support their service and distribution channels.

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

For OE sales, our sales and marketing team is an integrated group of sales professionals, including skilled engineers and program managers, who are organized globally by customer business unit and product type (e.g., Performance Solutions, Clean Air, and Powertrain). Our sales and marketing teams are focused on meeting and exceeding our customer’s needs by delivering engineered products and services on time; maximizing profit for our investors while financing continued growth and product development; and developing a common system approach to create a superior customer experience. Our teams provide the appropriate mix of operational and technical expertise needed to interface successfully with OE manufacturers. Our business capture process involves targeting select programs and working closely with the OE manufacturer platform engineering and purchasing teams. Bidding on OE automotive platforms typically encompasses many months of engineering and business development activity. Throughout the process, our sales team, program managers, and product engineers assist the OE customer in defining the project’s technical and business requirements. A normal part of the process includes our engineering and sales personnel working on customers’ integrated product teams, creating a statement of requirements, and assisting our customers with full system or component design and development concepts that deliver on expectations and create value for OE manufacturer customers. Given that Performance Solutions, Clean Air, and Powertrain operations typically involve long-term production contracts awarded on a platform-by-platform basis, our strategy is to leverage our engineering expertise and strong customer relationships to target and win new business and increase operating margins.

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

Capitalize on our breadth of technology, differentiated products, and global reach to support and strengthen relationships with existing and emerging OE customers across the world
We conduct business with nearly all of the major automotive OE customers around the world. Within the highly competitive automotive parts industry, we seek to extend the significant advantages that come from our world-class global manufacturing, engineering and distribution footprint, and global sourcing capabilities. This footprint enables the design, production, and delivery of premium parts emphasizing quality, safety, and reliability virtually anywhere in the world and also supports the continual innovation of new products, technologies, and solutions for new and existing OE customers.

Maintain technological leadership to drive further growth from current market trends
In order to maintain our strong market positions, we are focused on meeting changing performance requirements and keeping up with emerging OE trends such as connectivity, autonomy, shared mobility, and electrification. In pursuit of delivering the ideal ride characteristics for any application, our performance solutions division will leverage its innovative technology, NVH performance materials, differentiated products, and advanced system capabilities to provide innovative solutions. Aligning product lines and technical capabilities creates an ideal foundation to meet changing performance requirements for comfort and safety and again ultimately reinventing the ride of the future. The 2019 acquisition of Öhlins will continue to accelerate the development of advanced technology suspension solutions, while also fast-tracking time to market. That acquisition is yet another example of our strategy to leverage key technologies that will better position us to take advantage of secular trends. It also enhances our portfolio in broader mobility markets through the addition of Öhlins’ range of premium OE and aftermarket automotive and motorsports performance products. In addition, our suite of mobility solutions under development represents an opportunity to drive greater partnership with OE manufacturers and broader mobility ecosystem players, creating and capturing value, and growth with higher value content per vehicle.

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

Penetrate adjacent market segments
We seek to penetrate a variety of adjacent sales opportunities and achieve growth in higher-margin businesses by applying our design, engineering and manufacturing capabilities. For example, we aggressively leverage our technology and engineering leadership in Motorparts, Performance Solutions, Clean Air, and Powertrain into adjacent sales opportunities for commercial trucks, buses, agricultural equipment, construction machinery, and other vehicles in other regions around the world.

We design and launch clean air products for commercial vehicle customers such as Caterpillar, John Deere, Navistar, Deutz, Daimler Trucks, Scania, Weichai Power, FAW Group, and Kubota. We also engineer and build modular NOx-reduction systems for large engines that meet standards of the International Maritime Organization, among others.

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

In the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. As a result, it was determined that certain assets including inventory, real estate, and personal property, would no longer be utilized. As part of our ongoing efforts related to this initiative, during the year ended December 31, 2021, the Motorparts segment recognized a non-cash charge of $44 million to write-down inventory to its net realizable value, a $1 million impairment charge to write-down property, plant, and equipment, and $3 million in restructuring charges related to cash severance benefits and other costs. During the year ended December 31, 2020, the Motorparts segment recognized an $82 million non-cash charge to write-down inventory to its net realizable value, a $16 million impairment charge to write-down property, plant, and equipment to its fair value, and a $9 million impairment charge to its operating lease right-of-use assets. Additionally, the Motorparts segment recognized $4 million in restructuring charges during the year ended December 31, 2020 related to cash severance expected to be paid in connection with this action.

Leverage the strength of our global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities for global growth
We are well-positioned to capitalize on aftermarket trends and expand in mature markets (e.g. North America, Europe, and Australia) as well as high-growth regions (i.e. China, South America, India, and Southeast and Northeast Asia). Important factors enabling our growth strategy include our brand strength, broad product portfolio and range, sales and marketing expertise, supply chain, and distribution capability. In addition, we also strive to maintain very close relationships with our customers and help position them for success.

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

In addition to having a comprehensive product offering, we also strive to maintain very close relationships with our customers and help position them for success. We have a series of “Tech First” initiatives to provide online, on demand, and onsite technical training and support to vehicle repair technicians who use and install our products in North America, Europe, and China and plan to expand into South America. This includes a network of Garage Gurus™ technical support centers that provide some of the most comprehensive training programs in the industry to educate our partners and customers with emerging vehicle technologies and vehicle repair operational skills. We believe it is key to our strategy to provide aftermarket parts that are simple to install and to make sure our customers have the resources to know how to install these parts properly. In having the right products and resources for our customers, we believe we will continue to be a preferred aftermarket supplier and continue to drive growth in the Americas and emerging economic areas.

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

Environmental Matters
For additional information regarding environmental matters, see Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters” and Note 13, “Commitments and Contingencies” of the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.”

Human Capital Resources
Employees
Our employees set the foundation for our ability to achieve our strategic objectives. As of December 31, 2021, we had approximately 71,000 employees with approximately 42% located in the Americas, 38% located in EMEA and 20% located in China and Asia Pacific. As of December 31, 2021, approximately 62% of our employee base was covered by collective bargaining agreements. With the exception of two facilities in the U.S., most of our unionized manufacturing facilities have their own contracts with their own expiration dates and, as a result, no contract expiration date affects more than one facility. Management believes that employee relations are favorable.

Safety, Health and Wellness
The health and safety of our employees and anyone who enters our workplace is of utmost importance to us. Our commitment to environmental, health, and safety applies to all of our locations and all leadership levels within the organization. We utilize a robust tool kit of programs to achieve our health and safety goals.

Throughout 2020 and 2021, we introduced a range of new safety protocols in our facilities in an effort to protect our employees and support appropriate health and safety protocols in response to COVID-19 and the global pandemic. Through the use of education and awareness, provision of necessary personal protective equipment, and changes to our manufacturing sites and screening, we strive to make our workplaces a safe place for employees during the workday.

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

Inclusion, Diversity and Equity
At Tenneco, we embrace the unique needs of each geographical market from customer requirements to team member cultures. We believe that a commitment to Inclusion, Diversity and Equity (“ID&E”) is a business imperative, not just the right thing to do. When done well it allows us to become an employer of choice who can attract, develop and retain the best talent, drive innovation and meaningful results through high performing diverse teams who deliver an unmatched customer experience, develop leaders that champion a culture of inclusion and engagement, and help strengthen the communities where we live and work.

We have made progress in inclusion and diversity through a variety of diverse partnerships and organizations. Additionally, in 2021, to drive further changes in inclusion and diversity, we accelerated momentum of an IDEA (Inclusion, Diversity, Equity and Action) Board commissioned in 2020 which partners with management to deliver a robust inclusion and diversity strategy for the future, through a long-range roadmap of programs intrinsic to our people strategy. Tenneco’s IDEA Board is sponsored by the Chief Executive Officer and the Executive Vice President and Chief Human Resources Officer and is made up of members from the Company representing locations, functions and business segments across the globe. In 2021, the IDEA Board extended its reach with the engagement of 5 regional action teams to ensure ID&E strategy is delivered regionally and in keeping with differing local needs and cultural nuances.

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

Talent Management
We have developed initiatives and opportunities to empower team members to progress their skill sets, focusing on tools and training to build technical, professional and leadership skills throughout our organization, as well as use a progressive learning approach of “learn-do-lead” to develop our future leaders. We provide development programs in a variety of areas which cover both interpersonal and technical skills. We also have management development resources to continue to build tools for leaders to develop their teams on the job and in roles to create new opportunities to learn and grow using a 70/20/10 approach. Core development programs are detailed in our most recent Sustainability Report.

Team member engagement is critical to our success. To assess and improve employee retention and engagement, Tenneco surveys employees with the assistance of a third-party system and governance, then takes actions to understand our current engagement levels and to develop actions to address areas for improvement, communicating transparently about findings and progress with the global team.

Tenneco is also focused on ensuring effective and regular talent and performance reviews to strengthen our talent pipeline. Our in-depth talent reviews serve to identify high potential talent to advance in roles with greater responsibility, assess learning and development needs, and establish and refresh succession plans for critical leadership roles across the enterprise. Our performance review process promotes transparent communication of team member performance; in both the “what” and the “how”, which we believe is a key factor in our success. The performance and the talent reviews enable ongoing assessments, reviews, and mentoring to identify career development and training opportunities for our employees.

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

Intellectual Property
We are the owner of a large number of U.S. and foreign country patents and trademarks relating to our products and businesses. We manufacture and distribute our aftermarket products and products sold directly to OE manufacturers under a number of trademarks that are well-recognized in the marketplace. The patents, trademarks and other intellectual property owned by or licensed to us are important in the manufacturing, marketing, and distribution of our products. The primary purpose in obtaining patents is to protect our designs, technologies, and products. However, we do not materially rely on any single patent, nor will the expiration of any single patent materially affect our business. While our current patents will expire in the normal course at various times between now and, as of year-end, 2041, we continually develop new technologies and products and apply for and obtain new U.S. and foreign patents.

ITEM 1A.RISK FACTORS.

Business, Operational and Financial Risks
Future deterioration or prolonged difficulty in economic or market conditions could have a material adverse impact on our business, financial position, and liquidity.
We are a global company and, as such, our businesses are affected by economic conditions in the various geographic regions in which we do business. Economic difficulties generally lead to tightening of credit and liquidity. These conditions often lead to low consumer confidence or changes in consumer spending, which in turn may result in delayed and reduced purchases of durable goods such as automobiles and other vehicles. As a result, during difficult economic times our OE customers can significantly reduce their production schedules. For example, light vehicle production declined significantly during the global pandemic in 2020. Also, persistent challenges in the Chinese economy beginning in 2018 and continuing into 2022 may result in declining light vehicle and commercial vehicle production. Additionally, production of off-highway equipment with our content on them have been weak in certain product applications, such as agricultural and construction equipment in North America and Europe. Any deterioration or prolonged difficulty in economic conditions in any region in which we do business could have a material adverse effect on our business, financial position and liquidity.

In addition, economic difficulties often lead to disruptions in the financial markets, which may adversely impact the availability and cost of credit which could materially and negatively affect our company. Future disruptions in the capital and credit markets, including inflation and fluctuations in interest rates, could adversely affect our customers’ and our ability to access the liquidity that is necessary to fund operations on terms that are acceptable to us or at all.

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
In late 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, reductions in revenue, and delays in payments from customers and partners, have led to an economic downturn in many of our markets. As a result of COVID-19, and in response to government mandates or recommendations, as well as decisions made to protect the health and safety of employees, consumers and communities, we and our customers have experienced significant closures and instances of reduced operations and limited access at corporate offices and other facilities which may negatively impact productivity and cause other disruptions to our business. Also, economic conditions in the wake of the pandemic have included inflationary pressure, which could result in higher operating expenses and project costs for us, as well as higher interest rates.

In mid-2020, there was some loosening of government-mandated COVID-19 restrictions in certain locales in response to improved COVID-19 infection levels. However, upon worsening COVID-19 infection levels in certain localities in late 2020 and in early 2021, local governmental authorities in these localities have re-imposed either some or all of earlier restrictions or imposed other restrictions, all in an effort to prevent the spread of COVID-19. Also, in early 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada, and Mexico) and began to be administered. The availability of COVID-19 vaccines and their take-up by individuals is difficult to predict and vaccination levels are likely to vary across jurisdictions. The sustainability of certain economic recovery observed in 2021 remains unclear as inflationary pressures have increased in the U.S. and globally and efforts to combat the virus have been complicated by new variants. In general, the pace and shape of the COVID-19 recovery as well as the impact and extent of COVID-19 variants or potential resurgences is not presently known.

While certain measures to reduce the spread of COVID-19 continued to be scaled back or done away with throughout 2021, we may face new or longer-term requirements and other operational restrictions due to, among other factors, future variants of COVID-19, vaccination rates and effectiveness, and evolving governmental restrictions. Although vaccines have proven to be effective in mitigating the risks of continued spread of COVID-19, there is no guarantee that the vaccines will continue to be effective against future variants. In particular, given recent resurgences in the COVID-19 pandemic, the timing and effectiveness of global efforts to roll out vaccines and the impacts of COVID-19 variants around the world, we may have to re-institute earlier measures to reduce the spread of COVID-19.

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

Increases in the costs and disruption in the availability of raw materials, energy, commodities and product components could adversely impact our financial condition and results of operations.
The principal raw material that we use is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. Due to recent supply chain constraints within the automotive industry, we may encounter difficulty in obtaining steel and other commodities at current contractual prices and as a result may incur higher costs to procure these items. In addition, the automotive industry continues to face a shortage of semiconductors, which has led to production disruptions globally and created operating challenges for the automotive supplier base. In September 2021, IHS Markit lowered its 2022 global light vehicle production forecasts due to the ongoing semiconductor shortage. In addition, we are experiencing other supply chain challenges, and the effects of inflation on commodities and our other costs to manufacture and distribute our products. Increases in the costs and disruption in the availability of raw materials, energy, commodities and product components could adversely impact our financial condition and results of operations.

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
The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For example, light vehicle production declined significantly during the global pandemic in 2020. Also, persistent challenges in the Chinese economy in 2018 and going into 2022 may result in declining light and commercial vehicle production in the region. Additionally, we have experienced significant volatility in customer demand throughout 2021 and into 2022, creating risk that the forecasted volumes of sales will not be realized and, in many cases, increasing the costs and challenges inherent in managing our supply chain. In addition to the risks inherent in the cyclicality of vehicle production, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition, results of operations, and liquidity.

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
Our level of debt makes us more vulnerable to changes in our results of operations because a significant portion of our cash flow from operations is dedicated to servicing our debt and is not available for other purposes and our level of debt could impair our ability to raise additional capital if necessary. Further increases in interest rates will increase the amount of cash required for debt service. Under the terms of our senior secured credit facility, the indentures governing our notes and the agreements governing our other indebtedness, we are limited in the amount of and type of additional indebtedness we can incur in the future. The more we become leveraged, the more we, and in turn our security holders, become exposed to many of the risks described herein.

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
Our senior credit facility and other agreements governing financings we enter into from time to time require us to maintain certain financial ratios. Our senior credit facility and our other financing instruments require us to comply with various operational and other covenants. If there were an event of default under any of our financing instruments that was not cured or waived, the holders of the defaulted financing could cause all amounts outstanding with respect to that financing to be due and payable immediately (which, in turn, could also result in an event of default under one or more of our other financing arrangements). If such event occurs, the lenders under our senior credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could lose access to our factoring and supply chain financing programs. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding financing instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those financing instruments. This would have a material adverse impact on our liquidity, financial position and results of operations, and on our ability to affect our share repurchase and dividend programs. For example, in 2020 we amended our senior credit agreement to relax the financial ratios we are required to maintain to facilitate operational flexibility in light of our outlook for the second half of 2020. Even though we were able to obtain amendments in 2020, we cannot assure you that we would be able to obtain amendments on commercially reasonable terms, or at all, if required in the future.

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

From time to time we experience significant increases and fluctuations in the pricing of raw materials and the cost of logistics connected to producing and receiving such materials, the cost of utilities required to produce our products and increases in certain lead times; and future changes in the prices of raw materials, logistics, or utility services, or future increases in lead times, could have a material adverse impact on us.
Significant increases in the cost of certain raw materials used in our products, including, among other materials, steel, oil and rubber, or the cost of utility services required to produce these products to the extent they are not timely reflected in the price we charge our customers or are otherwise mitigated could materially and adversely impact our results. During 2021, compared to 2020, market prices increased for key inputs such as carbon steel in North America, copper and aluminum, along with increases in logistics costs connected to producing and receiving such materials.

We attempt to mitigate these increases by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component sourcing and parts assembly in best cost countries, and strategically pursuing regional and global purchasing strategies for specific commodities. We also negotiate to recover these higher costs from our customers, and in some cases, such as with respect to steel surcharges, we have the contractual right to recover some or all of these higher costs from certain of our customers. However, if we are successful in recovering these higher costs, we may not receive that recovery in the same period that the costs were incurred and the benefit of the recovery may not be evenly distributed throughout the year.

We also continue to pursue productivity initiatives and other opportunities to reduce costs through restructuring activities. During periods of economic recovery, the cost of raw materials, logistics and utility services generally rise. Accordingly, we cannot ensure that we will not face further increased prices in the future or, if we do, whether our actions will be effective in containing them.

By entering into new product lines and employing new technologies, our ability to produce certain of these products may be constrained due to longer lead times for our facilities, as well as those of our suppliers. We attempt to mitigate the negative effects of these longer lead times by improving the accuracy of our long-term planning; however, we cannot provide any certainty that we will be successful in avoiding disruptions to our delivery schedules.

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
Certain of our operations are conducted through joint ventures. Our joint ventures are governed by mutually established agreements that we entered into with our partners, and, as such, we do not unilaterally control the joint ventures. There is a risk that our partners’ objectives for the joint ventures may not be aligned with ours, leading to potential disagreements over management of the joint ventures. At some of our joint ventures, our joint venture partner is also affiliated with the largest customer of the joint venture, which may create a conflict between the interests of our partner and the joint venture. Also, our ability to sell our interest in a joint venture may be subject to contractual and other limitations.

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
We have manufacturing and distribution facilities in many regions across six continents. For the fiscal year ended December 31, 2021, a significant portion of our net sales were derived from operations outside North America. Current events including the possibility of renegotiated trade deals and international tax law treaties, create a level of uncertainty, and potentially increased complexity, for multi-national companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:
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
We have recorded a significant amount of long-lived assets, goodwill, and other identifiable intangibles assets, including customer relationships, trademarks and brand names, and developed technologies due to the Federal-Mogul LLC acquisition. Under generally accepted accounting principles in the U.S., long-lived assets, excluding goodwill and indefinite lived intangible assets, are required to be evaluated for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill and indefinite-lived intangible assets must be evaluated for impairment annually or more frequently if events indicate it is warranted. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately and could have a material adverse effect on our financial statements in the event that long lived assets, goodwill or other identifiable intangible assets become impaired.

The value of our deferred tax assets may not be realized, which could materially and adversely affect our operating results.
Our deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our financial statements.

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

If we cannot attract, retain, and motivate employees, we may be unable to compete effectively, and lose the ability to improve and expand our businesses, and increasing competition for highly skilled and talented workers, as well as labor shortages, could adversely affect our business.
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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government regulations. Although we have not experienced any material labor shortages to date, we have observed an increasingly competitive labor market. The increasing competition for highly skilled and talented employees could result in higher compensation costs and difficulties in maintaining a capable workforce. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation, caused by the ongoing COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business and have other adverse effects on our results of operations and financial condition.

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

The Company’s pension obligations and other postretirement benefits could adversely affect the Company’s operating margins and cash flows.
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
We depend on major vehicle manufacturers for a substantial portion of our revenues. For example, during the fiscal year ended December 31, 2021, General Motors and Ford accounted for 11% and 10% of our net sales. Following the Federal-Mogul LLC acquisition, we are increasingly dependent on certain major aftermarket customers for our revenues. The loss of all or a substantial portion of our revenues from any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. Circumstances that could result in a loss of revenues from our large-volume customers include, without limitation, the transition away from the production of gasoline powered vehicles (such as the announcements made by General Motors and Ford in 2021) and the transition to electrified powertrains, whether voluntary or mandated. We may experience decreased revenues from these customers for a variety of reasons, including but not limited to: (i) in the case of our OE customers, loss of awarded platforms, reduced demand for our customers’ products, and work stoppages or other disruptions impacting OE production, and (ii) in the case of our aftermarket customers, reduced or delayed consumer requirements and competition from other brands or lower-cost alternatives. Further, our aftermarket customers are generally able to change suppliers more quickly than OE customers, which heightens these risks with respect to our aftermarket business.

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

In addition to the risk of a work stoppage at one of our facilities, labor disruptions at other domestic or international companies may have an adverse effect on us. In the U.S., substantially all of the hourly employees of General Motors, Ford, and Stellantis in North America and many of their other suppliers are represented by The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) under collective bargaining agreements. Internationally, certain vehicle manufacturers, their suppliers and their respective employees are also subject to labor agreements. In September 2019, General Motors hourly workers represented by the UAW went on strike, which affected the volumes at certain of our North American plants in the third quarter of 2019. Although the strike was resolved on October 25, 2019, the strike affected volumes in the fourth quarter of 2019 as well. A work stoppage or strike at one of our production facilities, at those of a customer, or impacting a supplier of ours or any of our customers, either domestically or internationally, could have an adverse impact on us by disrupting demand for our products or our ability to manufacture our products.

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
The light vehicle industry is increasingly focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially viable, fully autonomous vehicle. Continued focus on climate change and environmental sustainability is increasing the expectations for the auto industry to develop more fuel-efficient solutions from consumers and governments worldwide. For example, General Motors joined other vehicle manufacturers in 2021, including Ford, Nissan and Volvo, in committing to becoming carbon neutral after announcing its plans to reach carbon neutrality by 2040 and to stop selling gasoline powered light vehicles by 2035. To achieve these goals, General Motors is investing substantially in electrification. The increased adoption of electrified powertrains could result in lower demand for some of our products. There has also been an increase in consumer preferences for car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. The evolution of the industry towards connectivity, autonomy, shared mobility and electrification has also attracted increased competition from entrants outside the traditional light vehicle industry. Failure to innovate and to develop or acquire new and compelling products that capitalize upon new technologies in response to OE and consumer preferences could have a material adverse impact on our results of operations.

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
Changes in political, regulatory and economic conditions and/or changes in laws and policies governing tax laws, foreign trade (including trade agreements and tariffs), manufacturing, and development and investment in the territories and countries where we and/or our customers operate could adversely affect our operating results and business.

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

In addition, the U.S., Mexico and Canada have renegotiated the North American Free Trade Agreement (“NAFTA”). The revised agreement, the US-Mexico-Canada Agreement (“USMCA”), contains new and revised provisions that alter the prior rules governing when imports and exports of autos and auto parts are eligible for duty-free treatment. Generally, these new rules require a higher percentage of the overall content of the auto or autopart to originate in one of the USMCA’s countries (the U.S., Mexico or Canada). The USMCA was effective July 1, 2020. Our manufacturing facilities in the U.S., Mexico and Canada are dependent on duty-free trade within the USMCA region. We have significant movement of goods within NAFTA region, and the imposition of customs duties on imports could negatively impact our financial performance.

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

Our By-laws designate the Court of Chancery of the State of Delaware, subject to certain exceptions, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and designate the federal district courts of the United States as the exclusive forum for actions arising under the Securities Act of 1933, as amended, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
The By-laws designate the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) as the exclusive jurisdiction for (a) any derivative proceeding brought on behalf of the Company, (b) any proceeding asserting a breach of a fiduciary duty owed by any director, officer or stockholder of the Company to the Company or its stockholders, (c) any proceeding pursuant to the Delaware General Corporation Law or the Company’s Amended and Restated Certificate of Incorporation or By-laws or (d) any proceeding asserting a claim against the Company governed by the internal affairs doctrine. In addition, the By-laws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act of 1933, as amended.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our By-laws described above. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our By-laws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

Risk Factors related to the Proposed Merger
The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders, the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the HSR Act, and the receipt of other required regulatory approvals, consents or clearances with respect to the Merger under applicable competition and/or foreign direct investment laws. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on the New York Stock Exchange and registered under the Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a cash termination fee to Parent, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation related to the Merger.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.
Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee under specified conditions, including in the event Parent terminates the Merger Agreement before receipt of our stockholders’ approval due to a change in recommendation by our Board of Directors, in the event we terminate the Merger Agreement to enter into a Superior Proposal, or in the event we enter into an alternative transaction within twelve months of termination of the Merger Agreement in certain circumstances and the alternative transaction is consummated. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Merger.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

ITEM 1B.UNRESOLVED STAFF COMMENTS.
None

ITEM 2. PROPERTIES.

We lease our principal executive offices, which are located at 500 North Field Drive, Lake Forest, Illinois, 60045.

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Manufacturing plants:
North America	7	11	16	19	53
Europe	3	17	21	28	69
South America	3	2	2	4	11
Asia Pacific	3	17	26	17	63
	16	47	65	68	196
Engineering and technical facilities	6	15	8	9	38
Distribution centers and warehouses	29	—	—	—	29
Total at December 31, 2021	51	62	73	77	263

Lease	24	24	46	15	109
Own	27	38	27	62	154
Total at December 31, 2021	51	62	73	77	263

Our manufacturing facilities are located in Argentina, Australia, Belgium, Brazil, Canada, China, Czech Republic, France, Germany, Hungary, India, Italy, Japan, Mexico, Morocco, Philippines, Poland, Portugal, Romania, Russia, South Africa, South Korea, Spain, Sweden, Thailand, the United Kingdom, the U.S., and Vietnam.

Within our manufacturing facilities listed above, we operate 34 joint ventures in which we own a controlling interest. In addition, we have numerous joint ventures in which we hold a noncontrolling interest that operate manufacturing facilities primarily in China, Turkey, and the U.S., which are not included in the table above.

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

On a global basis, we have also identified certain other present and former properties at which we may be responsible for cleaning up or addressing environmental contamination, in some cases, as a result of contractual commitments and/or federal or state environmental laws. We are actively seeking to resolve our actual and potential statutory, regulatory, and contractual obligations.

At December 31, 2021, we have an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which we may be a PRP.

Our estimated share of environmental remediation costs for all these sites is recognized in the consolidated balance sheets and the amounts are as follows:

	December 31
	2021	2020
Accrued expenses and other current liabilities	$8	$8
Deferred credits and other liabilities	23	26
	$31	$34

In addition to amounts described above, we estimate that we will make expenditures for property, plant and equipment for environmental matters of approximately $9 million in 2022 and $1 million in 2023.

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

At December 31, 2021 and 2020, we have indemnifications in place on certain of these environmental reserves, which is not considered material to our consolidated financial statements.

Other Legal Proceedings, Claims and Investigations
For many years, we have been and continue to be subject to lawsuits initiated by claimants alleging health problems as a result of exposure to asbestos. Our current docket of active and inactive cases is less than 500 cases in the U.S. and less than 50 in Europe.

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

As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse effect on our consolidated financial position, results of operations or liquidity.

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

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following provides information concerning the persons who serve as our executive officers as of February 24, 2022.

Name and Age	Offices Held
Brian J. Kesseler (55)	Chief Executive Officer
Kevin W. Baird (60)	Executive Vice President and Chief Operating Officer
Matti Masanovich (50)	Executive Vice President and Chief Financial Officer
Rainer Jueckstock (62)	Executive Vice President and President Powertrain
Scott Usitalo (63)	Executive Vice President and President Motorparts
John W. Wehrenberg (54)	Executive Vice President and President Performance Solutions
Thomas J. Sabatino, Jr. (63)	Executive Vice President, General Counsel and Corporate Secretary
Kaled Awada (47)	Executive Vice President and Chief Human Resources Officer
John S. Patouhas (55)	Vice President and Chief Accounting Officer

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

John W. Wehrenberg — Mr. Wehrenberg was named Executive Vice President, President of Performance Solutions in April 2021. Mr. Wehrenberg joined Tenneco in January 2018 and prior to his current role, he served as Tenneco’s vice president and general manager. Prior to joining Tenneco, Mr. Wehrenberg was the chief operating officer for North America at Futuris Group from March 2015 to November 2017.

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

Kaled Awada — Mr. Awada joined Tenneco as Senior Vice President and Chief Human Resources Officer in September 2018 and became the Executive Vice President and Chief Human Resources Officer in 2021. Prior to joining Tenneco, Mr. Awada held Human Resources leadership positions of increasing responsibility at Aptiv PLC for three years, most recently Global Vice President, Human Resources, for the company’s electrical distribution systems business. He previously held global Human Resources roles with Eaton Corporation, Textron Fastening Systems, and Faurecia Exhaust Systems.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding shares of Class A Common Stock, par value $0.01 per share, are listed on the New York Stock Exchange under the symbol “TEN.” As of February 22, 2022, there were approximately 8,200 holders of record of our Class A Common Stock, including brokers and other nominees.

Purchase of equity securities by the issuer and affiliated purchasers
The following table provides information relating to our purchase of shares of our class A Common Stock in the fourth quarter of 2021. These purchases include shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We generally intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs
October 2021	25,444	$14.50	—	$—
November 2021	—	$—	—	$—
December 2021	2,884	$10.99	—	$—
Total	28,328	$14.14	—	$—

(1)     Shares withheld upon the vesting of share-settled units to satisfy employee tax withholding requirements.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tenneco Inc., the S&P 500 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Tenneco Inc.
S&P 500
Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	As of December 31
	2016	2017	2018	2019	2020	2021
Tenneco Inc.	$100.00	$95.31	$45.64	$21.99	$17.79	$18.97
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Peer Group	$100.00	$118.12	$91.47	$121.53	$146.75	$189.63
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

Refer to Item 1, “Business” for discussion of the Proposed Merger.

OVERVIEW
Our Business
We design, manufacture, market, and distribute products and services for light vehicle, commercial truck, off-highway, industrial, motorsport, and aftermarket customers. Our business consists of four operating segments, Motorparts, Performance Solutions, Clean Air, and Powertrain and serves both original equipment (“OE”) manufacturers and the repair and replacement markets worldwide. We supply OE parts to vehicle manufacturers for use in light vehicles, commercial vehicles, and other mobility markets; and the global aftermarket with replacement parts that are sold to wholesalers, retailers, and installers, as well as original equipment service (“OES”) parts to OE customers to support their service channels. We serve our customers through our brands, including Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, and Sealed Power®; and others. As of December 31, 2021, we operated 196 manufacturing facilities worldwide and employed approximately 71,000 people to service our customers’ demands.

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

Tenneco consists of four operating segments, Motorparts, Performance Solutions, Clean Air, and Powertrain:
•The Motorparts segment designs, manufactures, sources, markets, and distributes a broad portfolio of brand-name products in the global vehicle aftermarket while also servicing the OES market. Motorparts products are organized into categories, including shocks and struts, steering and suspension, braking, sealing, emissions control, engine, and maintenance;
•The Performance Solutions segment designs, manufactures, markets, and distributes a variety of products and systems designed to optimize the ride experience to a global OE customer base, including noise, vibration, and harshness performance materials, advanced suspension technologies, ride control, braking, and systems protection. Performance Solutions is agnostic to powertrain technologies;
•The Clean Air segment designs, manufactures, and distributes a variety of products and systems designed to     reduce pollution and optimize engine performance, acoustic tuning, and weight on a vehicle for light vehicle, commercial truck, and off-highway OE customers; and
•The Powertrain segment designs, manufactures, and distributes a variety of OE powertrain products for light vehicle, commercial truck, off-highway, and industrial applications to OE customers for use in new vehicle production and OES parts to support their service and distribution channels.

Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as “Corporate.” See Note 18, “Segment and Geographic Area Information”, in our consolidated financial statements included in Item 8 of this Form 10-K for additional information.

Financial Results for the Year Ended December 31, 2021
Consolidated revenues were $18,035 million, an increase of $2,656 million, or 17%, for the year ended December 31, 2021. The primary driver of the increase is higher sales volume of $2,048 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the favorable effects of foreign currency exchange of $337 million, and the net favorable effects of other items of $290 million, which includes recoveries of commodity price increases. These were partially offset by the effects of divestitures contributing a $19 million decrease in revenues.

Cost of sales was $15,665 million, an increase of $2,263 million, or 17%, for the year ended December 31, 2021. The primary driver of the increase is from higher sales volume of $1,697 million, largely attributable to the effects of COVID-19 in the prior year. The remaining increase is attributable to the unfavorable effects of materials sourcing of $422 million and the unfavorable effects of foreign currency exchange of $297 million. This was partially offset by the decrease in cost of sales of $18 million related to the net effects of divestitures and the net favorable effects of other costs of $97 million, which includes $9 million of margin during the year ended December 31, 2020 on discontinued product that was previously written-down. In addition, the Motorparts segment recognized a non-cash charge of $44 million in the year ended December 31, 2021 related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network, as compared to $82 million in the year ended December 31, 2020, a decrease of $38 million.

Results for the year ended December 31, 2021 was net income of $100 million as compared to a net loss of $1,460 million for the year ended December 31, 2020. The change from a net loss to net income was primarily driven by:
•a decrease in restructuring charges, net and non-cash asset impairment charges of $553 million primarily attributable to the impairment of long-lived asset groups recognized during year ended December 31, 2020 triggered by the effects of COVID-19 global pandemic on the Company’s projected financial information, and decrease in charges related to global headcount and cost reduction initiatives;
•a decrease in non-cash goodwill and intangible impairment charges of $383 million, which was comprised of $267 million of goodwill impairment charges, $65 million of definite-lived intangible asset impairments, and $51 million of indefinite-lived intangible asset impairments recognized during year ended December 31, 2020;
•a decrease in income tax expense of $277 million primarily due to the full valuation allowances established for U.S. federal and state deferred taxes during the year ended December 31, 2020. This is partially offset by an increase in tax expense for the year ended December 31, 2021 due to higher net taxable income in certain non-U.S. jurisdictions when compared to the results for the year ended December 31, 2020;
•a decrease in depreciation and amortization of $46 million, primarily attributable to the effects of the impairments on property, plant and equipment recognized in the first quarter of 2020, as well as the effects of reductions in capital expenditures; and
•an increase in other income (expense), net of $34 million, primarily attributable to $32 million in gains on sale-leaseback transactions for the year ended December 31, 2021.

These favorable effects were partially offset by:
•an increase in selling, general, and administrative costs of $128 million, primarily due to higher compensation costs during the year ended December 31, 2021 and also includes the effects of cost reduction initiatives implemented in response to the effects of COVID-19, which consisted of unpaid furloughs, net pay decreases, and temporary support programs during the year ended December 31, 2020. There was also a favorable antitrust reserve change in estimate for $11 million during the year ended December 31, 2020.

Recent Trends and Market Conditions
There is inherent uncertainty in the continuation of the trends discussed below. In addition, there may be other factors or trends that can have an effect on our business.

The principal raw material that we use is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. Due to recent supply chain constraints within the automotive industry, we may encounter difficulty in obtaining steel and other commodities at current contractual prices and as a result may incur higher costs to procure these items. In addition, the automotive industry continues to face a shortage of semiconductors, which has led to production disruptions globally and created operating challenges for the automotive supplier base. In September 2021, IHS Markit lowered its 2022 global light vehicle production forecasts due to the ongoing semiconductor shortage. We expect industry production to remain volatile for the foreseeable future and, sustained unfavorable commodity prices, volatility in commodity prices or changes in markets for a given commodity could negatively affect our operations.

We are experiencing other supply chain challenges, along with the effects of inflation on commodities and other purchases. Further, unfavorable conditions such as a general slowdown of the global or U.S. economy, uncertainty and volatility in the financial markets, or inflation (including labor inflation) and rising interest rates could result in higher operating expenses and project costs for us.

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

Global vehicle production levels
Light vehicle production (According to IHS Markit, February 2022)
Global light vehicle production increased slightly by 3% for the year ended December 31, 2021 compared to 2020. Light vehicle production increased by 28% in India, 16% in South America, and 5% in China, while production levels were flat in North America and down by 4% in Europe.

Commercial truck production (According to IHS Markit, February 2022)
Global commercial truck production was flat for the year ended December 31, 2021 compared to 2020. Commercial truck production increased by 21% in North America, 14% in Europe, 79% in India, and 61% in Brazil, while commercial truck production in China fell 20% in 2021 when compared to 2020 which substantially offset the production increases in other regions.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Consolidated Results of Operations

	Year Ended December 31		Favorable (Unfavorable)
	2021	2020	$ Change	% Change (a)
	(millions except percent and per share amounts)
Revenues
Net sales and operating revenues	$18,035	$15,379	$2,656	17%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	15,665	13,402	(2,263)	(17)%
Selling, general, and administrative	1,017	889	(128)	(14)%
Depreciation and amortization	593	639	46	7%
Engineering, research, and development	285	273	(12)	(4)%
Restructuring charges, net and asset impairments	69	622	553	89%
Goodwill and intangible impairment charges	—	383	383	100%
	17,629	16,208	(1,421)	(9)%
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	13	18	(5)	(28)%
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	57	47	10	21%
Gain (loss) on extinguishment of debt	8	2	6	n/m
Other income (expense), net	72	38	34	89%
	150	105	45	43%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	556	(724)	1,280	177%
Interest expense	(274)	(277)	3	1%
Earnings (loss) before income taxes and noncontrolling interests	282	(1,001)	1,283	128%
Income tax (expense) benefit	(182)	(459)	277	60%
Net income (loss)	100	(1,460)	1,560	107%
Less: Net income (loss) attributable to noncontrolling interests	65	61	(4)	(7)%
Net income (loss) attributable to Tenneco Inc.	$35	$(1,521)	$1,556	102%
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.43	$(18.69)
Weighted average shares outstanding	82.2	81.4
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.42	$(18.69)
Weighted average shares outstanding	83.6	81.4

(a) Percentages above denoted as “n/m” are not meaningful to present in the table.

Revenues
The following table lists the primary drivers behind the change in revenues (amounts in millions):

Year Ended December 31, 2020	$15,379
Acquisitions and divestitures, net	(19)
Drivers in the change of organic revenues:
Volume and mix	2,048
Currency exchange rates	337
Others	290
Year Ended December 31, 2021	$18,035

Cost of sales
The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Year Ended December 31, 2020	$13,402
Acquisitions and divestitures, net	(18)
Drivers in the change of organic cost of sales:
Volume and mix	1,697
Materials sourcing	422
Currency exchange rates	297
Inventory write-down	(38)
Others	(97)
Year Ended December 31, 2021	$15,665

Selling, general, and administrative (SG&A)
SG&A increased by $128 million to $1,017 million compared to $889 million for the year ended December 31, 2020. The increase was primarily due to higher compensation costs during the year ended December 31, 2021 and also includes the effects of cost reduction initiatives implemented in response to the effects of COVID-19, which consisted of unpaid furloughs, net pay decreases, and temporary support programs during the year ended December 31, 2020. There was also a favorable antitrust reserve change in estimate for $11 million during the year ended December 31, 2020.

Depreciation and amortization
Depreciation and amortization expense decreased by $46 million to $593 million as compared to $639 million for the year ended December 31, 2020, primarily attributable to the effects of the impairments on property, plant and equipment recognized in the first quarter of 2020, as well as the effects of reductions in capital expenditures.

Engineering, research, and development
Engineering, research, and development increased by $12 million to $285 million as compared to $273 million for the year ended December 31, 2020. The increase was due primarily to the favorable effects during the year ended December 31, 2020 of cost reduction initiatives implemented in response to the COVID-19 global pandemic.

Restructuring charges, net and asset impairments
Restructuring charges, net and asset impairments decreased by $553 million to $69 million as compared to $622 million for the year ended December 31, 2020. The decrease is primarily attributable to the non recurrence of non-cash property, plant and equipment asset impairments in the Performance Solutions segment of $455 million, and non-cash asset impairment charges for operating lease right-of-use asset and property, plant and equipment in the Motorparts segment of $25 million related to its initiative to rationalize its supply chain and distribution network during the year ended December 31, 2020. In addition, there was a decrease of $71 million (inclusive of an increase of $18 million in revisions to previously recorded estimates) for cash severance costs expected to be paid as part of global headcount and cost reduction actions, including plant closures, across all segments and regions, and a decrease of $10 million for operating lease right-of-use asset and property, plant and equipment impairment charges in the corporate component, partially offset by an increase of $8 million in impairments related to assets held for sale for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Goodwill and intangible impairment charges
Goodwill and intangible impairment charges decreased by $383 million, which was comprised of $267 million of non-cash goodwill impairment charges, $65 million of non-cash definite-lived intangible asset impairments, and $51 million of non-cash indefinite-lived intangible asset impairments during the year ended December 31, 2020, which were the result of the effects of COVID-19 on the projected financial information during the first quarter of 2020.

Non-service pension and postretirement benefit (costs)/credits
Non-service pension and postretirement benefit (costs)/credits decreased by $5 million to a net credit of $13 million as compared to a net credit of $18 million for the year ended December 31, 2020. The change was primarily attributable to the elimination of certain retirement health care benefits for participants in one of our union agreements in the U.S. that resulted in a non-cash curtailment gain of $21 million for the year ended December 31, 2020. This was partially offset by a decrease in non-cash settlement charges of $6 million in connection with a plant closure. The remaining increase in the net credit is primarily attributable to lower interest costs resulting from lower discount rates, partially offset by higher amortization expense.

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Equity in earnings (losses) of nonconsolidated affiliates, net of tax increased by $10 million to $57 million as compared to $47 million for the year ended December 31, 2020. The increase is primarily attributable to the effects of COVID-19 in the prior year affecting the equity in earnings (losses) of nonconsolidated affiliates located in Turkey, China and Korea.

Gain (loss) on extinguishment of debt
A non-cash gain on extinguishment of debt of $8 million was recognized for the year ended December 31, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024. A non-cash gain on extinguishment of debt of $2 million was recognized for the year ended December 31, 2020 related to the redemption of the 4.875% euro denominated senior secured notes during the fourth quarter of 2020.

Other income (expense), net
Other income (expense), net increased by $34 million to $72 million as compared to $38 million for the year ended December 31, 2020. The increase was primarily attributable to $32 million in gains on sale-leaseback transactions for the year ended December 31, 2021.

Interest expense
Interest expense decreased by $3 million (substantially all in our U.S. operations) to $274 million as compared to $277 million for the year ended December 31, 2020. The $3 million decrease was primarily due to lower interest expense on lower average outstanding borrowings on the revolver and term loans and the effects of lower interest rates on variable rate debt, partially offset by the effects of higher interest rates on fixed rate debt during the year ended December 31, 2021 as compared to the year ended December 31, 2020. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources” later in this Management’s Discussion and Analysis.

Income tax (expense) benefit
Income tax expense decreased by $277 million to $182 million on earnings before income taxes and noncontrolling interests of $282 million for the year ended December 31, 2021 compared to income tax expense of $459 million on loss before income taxes and noncontrolling interests of $1,001 million for the year ended December 31, 2020. The decrease is primarily due to the full valuation allowances established for U.S. federal and state deferred taxes during the year ended December 31, 2020. This is partially offset by an increase in tax expense for the year ended December 31, 2021 due to higher net taxable income in certain non-U.S. jurisdictions when compared to the results for the year ended December 31, 2020.

Net income (loss)
Results for the year ended December 31, 2021 was net income of $100 million as compared to a net loss of $1,460 million for the year ended December 31, 2020 primarily due to the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) (amounts in millions):

	Year Ended December 31
	2021	2020
EBITDA including noncontrolling interests:
Motorparts	$375	$155
Performance Solutions	119	(634)
Clean Air	584	440
Powertrain	346	169
Corporate	(275)	(215)
Depreciation and amortization	(593)	(639)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	556	(724)
Interest expense	(274)	(277)
Income tax (expense) benefit	(182)	(459)
Net income (loss)	$100	$(1,460)
See “Segment Results of Operations” for further information on EBITDA including noncontrolling interests.

Segment Results of Operations

Overview of Net Sales and Operating Revenues
Our Clean Air segment has substrate sales. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. We do not manufacture substrates, they are supplied to us by Tier 2 suppliers generally directed by our OE customers. We generally earn a small margin on these components of the system. These substrate components have been increasing as a percentage of our revenue as the need grows for more sophisticated emission control solutions to meet more stringent environmental regulations, particularly for commercial on road and off-road vehicles, and as we capture more diesel aftertreatment business. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.

We disclose substrate sales amounts because we believe investors utilize this information to understand the effect of this portion of our revenues on our overall business and because it removes the effect of potentially volatile precious metals pricing from our revenues. While our OE customers generally assume the risk of precious metals pricing volatility, it affects our reported revenues.

The table below reflects the main drivers for changes in our segment revenues (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Year Ended December 31, 2020	$2,725	$2,502	$3,366	$3,355	$6,721	$3,431	$15,379
Acquisitions and divestitures, net	(19)	—	—	—	—	—	(19)
Drivers in the change of organic revenues:
Volume and mix	129	288	340	838	1,178	453	2,048
Currency exchange rates	28	64	70	98	168	77	337
Others	128	54	68	—	68	40	290
Year Ended December 31, 2021	$2,991	$2,908	$3,844	$4,291	$8,135	$4,001	$18,035

Segment Revenue
The primary factor contributing to the increase in sales volume for the year ended December 31, 2021, as compared to the year ended December 31, 2020, is the effects of COVID-19 in the prior year. Additional factors by segment are discussed below.

Motorparts
Motorparts revenue increased $266 million, or 10%, as compared to the year ended December 31, 2020. Higher sales volume contributed $129 million to the increase, foreign currency exchange had a $28 million favorable effect on Motorparts revenues and other net favorable effects, which includes recoveries of commodity price increases, contributed $128 million to the increase. These favorable effects were slightly offset by the decrease in revenues from divestitures of $19 million.

Performance Solutions
Performance Solutions revenue increased $406 million, or 16%, as compared to the year ended December 31, 2020. Higher light vehicle, commercial truck, and off-highway and other vehicle revenue contributed $288 million to the increase, foreign currency exchange had a $64 million favorable effect on Performance Solutions revenue, while other favorable effects, which includes recoveries of commodity price increases, increased revenue by $54 million.

Clean Air
Clean Air revenue increased $1,414 million, or 21%, as compared to the year ended December 31, 2020. The increase was primarily due to the increase in substrate sales of $936 million and the increase in value-add revenue of $478 million. Overall for the Clean Air segment, the main drivers of the value-add revenue increase was higher volume of $340 million attributable to the revenue from commercial truck, OES and off-highway and other, while light vehicle also improved and contributed to the value-add revenue increase when compared to the prior year. In addition, foreign currency exchange had a $70 million favorable effect on Clean Air value-add revenue, while other favorable effects, which includes recoveries of commodity price increases, increased value-add revenue by $68 million.

Powertrain
Powertrain revenue increased $570 million, or 17%, as compared to the year ended December 31, 2020. The increase of $453 million is primarily attributable to higher sales volume for commercial truck, light vehicle and OES, while industrial, off-highway and other revenues also improved and contributed to the increase when compared to the prior year. In addition, foreign currency exchange had a $77 million favorable effect on Powertrain revenue, while other favorable effects, which includes recoveries of commodity price increases, increased revenue by $40 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment (amounts in millions):

	Year Ended December 31		2021 vs 2020 Change
	2021	2020
EBITDA including noncontrolling interests by Segment:
Motorparts	$375	$155	$220
Performance Solutions	$119	$(634)	$753
Clean Air	$584	$440	$144
Powertrain	$346	$169	$177

Motorparts
Motorparts EBITDA including noncontrolling interests increased $220 million as compared to the year ended December 31, 2020. The increase is primarily attributable to higher sales volume and favorable mix, improved operating performance, favorable material sourcing and the non-recurrence of goodwill and intangible impairment charges of $110 million recognized during the year ended December 31, 2020. Also contributing to the increase in EBITDA including noncontrolling interests is the decrease in a non-cash charge to cost of sales of $38 million related to the write-down of inventory, a decrease in asset impairment charges of $24 million recognized in connection with its initiative to rationalize its supply chain and distribution network, and a decrease in restructuring charges related to cash severance benefits and other costs of $12 million as compared to the year ended December 31, 2020. These favorable factors were partially offset by higher SG&A costs (includes the prior year effects of cost reduction initiatives implemented in response to the effects of COVID-19) during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Performance Solutions
Performance Solutions EBITDA including noncontrolling interests increased $753 million as compared to the year ended December 31, 2020. The increase is primarily attributable to the non-recurrence of asset impairment charges of $455 million and goodwill and intangible impairment charges of $232 million recognized during the year ended December 31, 2020. Also contributing to the increase is higher sales volume, lower pension and postretirement benefit costs due to a plant closure during the year ended December 31, 2020, a decrease in restructuring charges related to cash severance benefits and other costs of $13 million, and a decrease in other restructuring related charges of $36 million during the year ended December 31, 2021 as compared to prior year. These favorable factors were partially offset by the effects of unfavorable materials sourcing, unfavorable operating performance and unfavorable mix during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Clean Air
Clean Air EBITDA including noncontrolling interests increased $144 million as compared to the year ended December 31, 2020. The increase is primarily attributable to higher sales volume, favorable operating performance, favorable material sourcing, gains on sale-leaseback transactions for $32 million recognized during the year ended December 31, 2021, and a decrease in restructuring charges related to cash severance benefits and other costs of $15 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. These favorable factors were partially offset by the effects of unfavorable mix and other non-restructuring asset impairments of $11 million during the year ended December 31, 2021, and the favorable antitrust reserve change in estimate for $11 million during the year ended December 31, 2020.

Powertrain
Powertrain EBITDA including noncontrolling interests increased $177 million as compared to the year ended December 31, 2020. The increase is primarily attributable to higher sales volume, favorable operating performance, the non recurrence of goodwill impairment charge of $41 million recognized during the year ended December 31, 2020, and a decrease in restructuring charges related to cash severance benefits and other costs of $28 million, as compared to the year ended December 31, 2020. These favorable factors were partially offset by unfavorable material sourcing during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Year Ended December 31, 2021
Restructuring charges, net	$5	$12	$7	$22	$46	$2	$48
Restructuring related costs	2	7	—	4	13	14	27
Asset impairments restructuring related	2	—	—	—	2	—	2
Other non-restructuring asset impairments	1	—	11	—	12	7	19
Inventory write-down(1)	44	—	—	—	44	—	44
Other costs (including strategic and transaction related)	—	—	—	—	—	17	17
Gain on extinguishment of debt	—	—	—	—	—	(8)	(8)
(Gain)/Loss on sale of assets/business(2)	2	—	(32)	—	(30)	—	(30)
Anti-dumping duty charge	3	—	—	—	3	—	3
Loss on sale of unconsolidated affiliate	—	4	—	—	4	—	4
Other	—	—	(2)	—	(2)	—	(2)
Total adjustments	$59	$23	$(16)	$26	$92	$32	$124

(1) Non-cash charge of $44 million to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.
(2) The $32 million gain on sale of assets for Clean Air segment represents gains on sale-leaseback transactions.

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Year Ended December 31, 2020
Restructuring charges, net	$17	$25	$22	$50	$114	$5	$119
Restructuring related costs	3	43	—	1	47	3	50
Asset impairments restructuring related	26	—	—	3	29	—	29
Other non-restructuring asset impairments	1	455	—	1	457	17	474
Inventory write-down(1)	73	—	—	—	73	—	73
Other costs (including strategic and transaction related)(2)	—	(2)	—	—	(2)	40	38
OPEB curtailment(3)	—	—	—	—	—	(21)	(21)
Antitrust reserve change in estimate	—	—	(11)	—	(11)	—	(11)
Gain on extinguishment of debt	—	—	—	—	—	(2)	(2)
(Gain)/Loss on sale of assets	—	(3)	—	—	(3)	1	(2)
Goodwill and intangibles impairment charges	110	232	—	41	383	—	383
Total adjustments	$230	$750	$11	$96	$1,087	$43	$1,130

(1) Non-cash charge of $82 million to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network, partially offset by $9 million margin on discontinued product that was previously written-down.
(2) Includes costs related to the acquisitions and expected separation.
(3) OPEB curtailment as a result of an amended union agreement that eliminated healthcare benefits for future retirees.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Consolidated Results of Operations

	Year Ended December 31		Favorable (Unfavorable)
	2020	2019	$ Change	% Change (a)
	(millions except percent and per share amounts)
Revenues
Net sales and operating revenues	$15,379	$17,450	$(2,071)	(12)%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	13,402	14,912	1,510	10%
Selling, general, and administrative	889	1,138	249	22%
Depreciation and amortization	639	673	34	5%
Engineering, research, and development	273	324	51	16%
Restructuring charges, net and asset impairments	622	126	(496)	n/m
Goodwill and intangible impairment charges	383	241	(142)	(59)%
	16,208	17,414	1,206	7%
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	18	(11)	29	n/m
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	47	43	4	9%
Gain (loss) on extinguishment of debt	2	—	2	—%
Other income (expense), net	38	53	(15)	(28)%
	105	85	20	24%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(724)	121	(845)	n/m
Interest expense	(277)	(322)	45	14%
Earnings (loss) before income taxes and noncontrolling interests	(1,001)	(201)	(800)	n/m
Income tax (expense) benefit	(459)	(19)	(440)	n/m
Net income (loss)	(1,460)	(220)	(1,240)	n/m
Less: Net income (loss) attributable to noncontrolling interests	61	114	(53)	(46)%
Net income (loss) attributable to Tenneco Inc.	$(1,521)	$(334)	$(1,187)	n/m
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(18.69)	$(4.12)
Weighted average shares outstanding	81.4	80.9
Diluted earnings (loss) per share:
Earnings (loss) per share	$(18.69)	$(4.12)
Weighted average shares outstanding	81.4	80.9

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

The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Year Ended December 31, 2019	$14,912
Acquisitions and divestitures, net	(96)
Drivers in the change of organic cost of sales:
Volume and mix	(1,212)
Material	(87)
Currency exchange rates	(60)
Inventory write-down	82
Others	(137)
Year Ended December 31, 2020	$13,402

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

Depreciation and amortization
Depreciation and amortization expense decreased by $34 million to $639 million compared to $673 million for the year ended December 31, 2019, primarily attributable to the effects of the impairments on property, plant and equipment recognized in the first quarter of 2020.

Engineering, research, and development
Engineering, research, and development decreased by $51 million to $273 million as compared to $324 million for the year ended December 31, 2019. The decrease was due primarily to the effects of COVID-19 and the favorable effects of cost reduction initiatives.

Restructuring charges, net and asset impairments
Restructuring charges, net and asset impairments increased by $496 million to $622 million as compared to $126 million for the year ended December 31, 2019. The increase is primarily attributable to non-cash property, plant and equipment asset impairments in the Performance Solutions segment of $455 million; non-cash asset impairment charges in the Motorparts segment of $25 million related to its initiative to rationalize its supply chain and distribution network; and a non-cash asset impairment charge of $17 million for operating lease right-of-use assets and property, plant and equipment in the corporate component during the year ended December 31, 2020. In addition, there was an increase of $6 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant closures, which was more than offset by a decrease of $6 million in impairments related to assets held for sale and a decrease in other asset impairments of $1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Goodwill and intangible impairment charges
Goodwill and intangible impairment charges increased by $142 million to $383 million as compared to $241 million for the year ended December 31, 2019. The increase is primarily attributable to $267 million of non-cash goodwill impairment charges, $65 million of non-cash definite-lived intangible asset impairments, and $51 million of non-cash indefinite-lived intangible asset impairments during the year ended December 31, 2020, which was the result of the effects of COVID-19 on the projected financial information during the first quarter of 2020. This compared to $108 million of goodwill impairment charges recognized for three of our reporting units for the year ended December 31, 2019. These non-cash goodwill impairment charges included $69 million in the Performance Solutions segment as a result of our reporting unit reorganization and a $21 million impairment charge in the Motorparts segment, and an $18 million impairment charge in the Powertrain segment as a result of our goodwill impairment assessment in the fourth quarter of 2019. In addition, as a result of our indefinite-lived intangible asset impairment assessment in the fourth quarter of 2019, non-cash intangible asset impairment charges of $133 million were recorded for two reporting units in the Motorparts segment.

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

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Equity in earnings (losses) of nonconsolidated affiliates, net of tax increased by $4 million to $47 million as compared to $43 million in the year ended December 31, 2019. In the year ended December 31, 2019, a non-cash reduction of $12 million was recognized as a result of finalizing purchase accounting for the Federal-Mogul LLC acquisition, and completing the purchase price allocation for certain equity method investments, which represents amounts to recognize the basis difference between the fair value and book value of certain assets, including inventory, property, plant and equipment, and intangible assets. After the purchase accounting adjustments in the prior year, equity earnings (losses) decreased year over year primarily due to the effects of COVID-19 on the equity in earnings (losses) of our nonconsolidated affiliates located in Turkey, China, Korea, and the U.S. for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

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

Income tax (expense) benefit
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

EBITDA including noncontrolling interests
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) (amounts in millions):

	Year Ended December 31
	2020	2019
EBITDA including noncontrolling interests:
Motorparts	$155	$184
Performance Solutions	(634)	114
Clean Air	440	582
Powertrain	169	257
Corporate	(215)	(343)
Depreciation and amortization	(639)	(673)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(724)	121
Interest expense	(277)	(322)
Income tax (expense) benefit	(459)	(19)
Net income (loss)	$(1,460)	$(220)
See “Segment Results of Operations” for further information on EBITDA including noncontrolling interests.

Segment Results of Operations
The table below reflects the main drivers for changes in our segment revenues for the years ended December 31, 2020 and 2019 (amounts in millions) (refer to the “Overview of Net Sales and Operating Revenues” for the year ended December 31, 2021 compared to December 31, 2020 discussion above for a description of why we present these reconciliations of revenue):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Year Ended December 31, 2019	$3,167	$3,100	$4,094	$3,027	$7,121	$4,062	$17,450
Acquisitions and divestitures, net	(76)	(23)	—	—	—	(7)	(106)
Drivers in the change of organic revenues:
Volume and mix	(356)	(549)	(662)	337	(325)	(580)	(1,810)
Currency exchange rates	(55)	(6)	(4)	(9)	(13)	(15)	(89)
Others	45	(20)	(62)	—	(62)	(29)	(66)
Year Ended December 31, 2020	$2,725	$2,502	$3,366	$3,355	$6,721	$3,431	$15,379

Segment Revenue
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

Performance Solutions
Performance Solutions revenue decreased $598 million, or 19%, as compared to the year ended December 31, 2019. Lower light vehicle, commercial truck, off-highway, and other vehicle revenues contributed $549 million to the decrease, as well as a decrease in revenues from divestitures of $23 million. Foreign currency exchange had a $6 million unfavorable effect on Performance Solutions revenue, while other unfavorable effects decreased revenue by $20 million.

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

Powertrain
Powertrain revenue decreased $631 million, or 16%, as compared to the year ended December 31, 2019. Lower light vehicle, commercial truck, industrial, and off-highway and other vehicle revenue contributed $580 million to the decrease, as well as a decrease in revenues from divestitures of $7 million. Foreign currency exchange had a $15 million unfavorable effect on Powertrain revenue, while other unfavorable effects decreased revenue by $29 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment (amounts in millions):

	Year Ended December 31		2020 vs 2019 Change
	2020	2019
EBITDA including noncontrolling interests by Segment:
Motorparts	$155	$184	$(29)
Performance Solutions	$(634)	$114	$(748)
Clean Air	$440	$582	$(142)
Powertrain	$169	$257	$(88)

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

Performance Solutions
Performance Solutions EBITDA including noncontrolling interests decreased $748 million as compared to the year ended December 31, 2019. The decrease is primarily attributable to asset impairment charges of $455 million and goodwill and intangible impairment charges of $232 million recognized during the year ended December 31, 2020 as compared to a goodwill impairment charge of $69 million recognized during the year ended December 31, 2019. Also contributing to the decrease is lower sales volume and unfavorable mix, partially offset by lower SG&A and engineering, research, and development costs.

Clean Air
Clean Air EBITDA including noncontrolling interests decreased $142 million as compared to the year ended December 31, 2019. The decrease is primarily attributable to lower sales volume and unfavorable mix, partially offset by favorable operating performance and lower SG&A costs during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Powertrain
Powertrain EBITDA including noncontrolling interests decreased $88 million as compared to the year ended December 31, 2019. The decrease is primarily attributable to lower sales volume and unfavorable mix, an increase in cash severance charges expected to be paid of $19 million, and an increase in goodwill impairment charge of $23 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. These unfavorable factors were partially offset by favorable operating performance and lower SG&A and engineering, research, and development costs. Included in the lower SG&A costs is a reduction of $9 million for a non-income tax refund received in the year ended December 31, 2020.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Year Ended December 31, 2020
Restructuring charges, net	$17	$25	$22	$50	$114	$5	$119
Restructuring related costs	3	43	—	1	47	3	50
Asset impairments restructuring related	26	—	—	3	29	—	29
Other non-restructuring asset impairments	1	455	—	1	457	17	474
Inventory write-down(1)	73	—	—	—	73	—	73
Other costs (including strategic and transaction related)(2)	—	(2)	—	—	(2)	40	38
OPEB curtailment(3)	—	—	—	—	—	(21)	(21)
Antitrust reserve change in estimate	—	—	(11)	—	(11)	—	(11)
Gain on extinguishment of debt	—	—	—	—	—	(2)	(2)
(Gain)/Loss on sale of assets	—	(3)	—	—	(3)	1	(2)
Goodwill and intangibles impairment charges	110	232	—	41	383	—	383
Total adjustments	$230	$750	$11	$96	$1,087	$43	$1,130

(1) Non-cash charge of $82 million to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network, partially offset by $9 million margin on discontinued product that was previously written-down.
(2) Includes costs related to the acquisitions and expected separation.
(3) OPEB curtailment as a result of an amended union agreement that eliminated healthcare benefits for future retirees.

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Year Ended December 31, 2019
Restructuring charges, net:
Restructuring related to synergy initiatives (1)	$11	$2	$6	$1	$20	$2	$22
Other restructuring charges and costs	3	26	23	30	82	9	91
Total restructuring charges, net	14	28	29	31	102	11	113

Restructuring related costs	—	42	—	—	42	—	42
Asset impairments related to restructuring	—	3	—	—	3	—	3
Other non-restructuring asset impairments	9	—	1	—	10	—	10
Other costs to achieve synergies (1)	—	—	—	1	1	6	7
Cost reduction initiatives (2)	—	—	—	—	—	15	15
Acquisition and expected separation costs (3)	1	—	—	—	1	126	127
Purchase accounting adjustments (4)	41	4	—	12	57	—	57
Brazil tax credit(5)	(7)	(6)	(9)	—	(22)	—	(22)
Antitrust reserve change in estimate	—	—	(9)	—	(9)	—	(9)
Out of period adjustment (6)	—	5	—	—	5	—	5
Process harmonization (7)	9	4	13	—	26	—	26
Warranty charge (8)	8	—	—	—	8	—	8
Pension settlement (9)	—	—	—	—	—	(2)	(2)
Goodwill and intangibles impairment charges	154	69	—	18	241	—	241
Total adjustments	$229	$149	$25	$62	$465	$156	$621

(1) Cost to achieve synergies related to acquisitions.
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

LIQUIDITY AND CAPITAL RESOURCES
This section discusses our liquidity and capital resources, including cash flow activities for the year ended December 31, 2021 compared to December 31, 2020. Discussion of our cash flow activities for the year ended December 31, 2020 compared to December 31, 2019 can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 24, 2021.

Liquidity and Financing Arrangements
For the reasons discussed above under “Recent Trends and Market Conditions - General economic conditions”, there continues to be many uncertainties that remain related to COVID-19 and the ongoing semiconductor shortage, other supply chain challenges, and the effects of inflation on commodities, other purchases, and labor costs that could negatively affect our liquidity and cash flows.

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

Credit Facilities
The table below shows our borrowing capacity on committed credit facilities at December 31, 2021 (amounts in billions):

	December 31, 2021
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$1.4
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2022-2028	—
		$1.4

(a)We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)At December 31, 2021, the Company had $69 million of outstanding letters of credit under the revolving credit facility, which reduces the available borrowings under revolving credit facility. We also had $76 million of outstanding letters of credit under our uncommitted facilities at December 31, 2021.

At December 31, 2021, we had liquidity of $2.3 billion comprised of $865 million of cash and $1.4 billion undrawn on our revolving credit facility. We had no outstanding borrowings on our revolving credit facility at December 31, 2021.

During the fourth quarter of 2021, we issued a $42 million letter of credit under our revolving credit facility that is included in the $69 million of total outstanding letters of credit at December 31, 2021, which reduces the available borrowings under our revolving credit facility. The letter of credit supports a 1.7 billion Mexican peso (approximately $82 million using the exchange rate at December 31, 2021) surety bond issued to the Mexican tax authority. The surety bond is required in order for us to enter into the judicial process to appeal a tax assessment and covers the amount of the assessment plus interest. We do not believe it is probable we will have to pay the assessment or related interest. We also received a second assessment during the fourth quarter of 2021 from the Mexican tax authority of 0.6 billion Mexican peso (approximately $28 million using the exchange rate at December 31, 2021) for a separate matter, which has not required the issuance of a surety bond at this time. We do not believe it is probable we will have to pay this second assessment or related interest.

Term Loans
We entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the “New Credit Facility”) in October 2018, which has been amended by the first amendment, dated February 14, 2020 (the “First Amendment”), by the second amendment, dated February 14, 2020 (the “Second Amendment”), and by the third amendment, dated May 5, 2020 (the “Third Amendment”). The New Credit Facility consists of $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility (“Term Loan A”) and a seven-year $1.7 billion term loan B facility (“Term Loan B”). During the year ended December 31, 2020, we paid $18 million in one-time fees in connection with these amendments.

New Credit Facility — Interest Rates
At December 31, 2021, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 1.75% and will remain at LIBOR plus 1.75% for each relevant period for which our consolidated net leverage ratio (as defined in the New Credit Facility) is less than 3.0 to 1 and greater than 2.5 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

The New Credit Facility prescribes for an alternative method of determining interest rates in the event LIBOR is not available.

New Credit Facility — Other Terms and Conditions
The financial ratios required under the New Credit Facility and the actual ratios we calculated at December 31, 2021 are as follows: senior secured net leverage ratio of 2.59 actual versus 4.00 (maximum required under the Third Amendment); and interest coverage ratio of 5.79 actual versus 2.75 (minimum required under the Third Amendment).

Further information on interest rates, fees, and other terms and conditions of the New Credit Facility, refer to Note 9, “Debt and Other Financing Arrangements” included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional details.

Senior Notes
A summary of our senior unsecured and secured notes at December 31, 2021 are as follows (amounts in millions):

	2021
	Principal	Carrying Amount(a)	Effective Interest Rate
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	$225	$223	5.560%
$500 million of 5.000% Senior Notes due 2026	$500	$496	5.171%
Senior Secured Notes
$500 million of 7.875% Senior Secured Notes due 2029	$500	$490	8.049%
$800 million of 5.125% Senior Secured Notes due 2029	$800	$787	5.306%

(a) Carrying amount is net of unamortized debt issuance costs of $29 million at December 31, 2021.

At December 31, 2021, we had outstanding 5.375% senior unsecured notes due December 15, 2024 (“2024 Senior Notes”) and 5.000% senior unsecured notes due July 15, 2026 (“2026 Senior Notes” and together with the 2024 Senior Notes, the “Senior Unsecured Notes”). We also had outstanding 7.875% senior secured notes due January 15, 2029 (“7.875% Senior Secured Notes”) which were issued on November 30, 2020, and 5.125% senior secured notes due April 15, 2029 (“5.125% Senior Secured Notes”) which were issued on March 17, 2021. The 7.875% Senior Secured Notes and 5.125% Senior Secured Notes (collectively, the “Senior Secured Notes”) were outstanding at December 31, 2021.

On March 3, 2021, we provided notice of our intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 (the “2024 Fixed Rate Secured Notes”) and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (the “2024 Floating Rate Secured Notes” and, together with the 2024 Fixed Rate Secured Notes, the “2024 Secured Notes”). On March 17, 2021, we, using the net proceeds of the offering of 5.125% Senior Secured Notes, together with cash on hand, satisfy and discharge each of the indentures governing the 2024 Secured Notes in accordance with their terms. As a result, we recorded a gain on extinguishment of debt of $8 million for the year ended December 31, 2021.

Senior Unsecured Notes and Senior Secured Notes — Other Terms and Conditions
The Senior Unsecured Notes and Senior Secured Notes contain covenants that, among other things, limit our and our subsidiaries’ ability to create liens on our assets and enter into sale and leaseback transactions. In addition, the indentures governing the Senior Secured Notes and 2024 Senior Notes also contain covenants that limit our and our subsidiaries’ ability to: (i) incur additional indebtedness; (ii) pay dividends, make distributions to stockholders and repurchase stock; (iii)  make investments; (iv) sell assets; (v) enter into transactions with affiliates; and (vi) undertake mergers and consolidations.

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

Further information on interest rates, fees, and other terms and conditions of the Senior Unsecured and Senior Secured Notes, refer to Note 9, “Debt and Other Financing Arrangements” included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional details.

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

At December 31, 2021 and 2020, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.0 billion and $1.0 billion, of which $0.5 billion and $0.4 billion relate to accounts receivable where we have continuing involvement. In addition, the deferred purchase price receivable was $51 million and $51 million at December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, proceeds from the factoring of accounts receivable qualifying as sales were $5.2 billion and $4.1 billion, of which $3.9 billion and $3.3 billion were received on accounts receivable where we have continuing involvement.

For the years ended December 31, 2021 and 2020, our financing charges associated with the factoring of receivables, which are included in “Interest expense” in the consolidated statements of income (loss), were $19 million and $20 million.

If we were not able to factor receivables under these programs, our borrowings under our revolving credit agreement might increase. These programs provide us with access to cash at costs that are generally favorable to alternative sources of financing and allow us to reduce borrowings under our revolving credit agreement.

Cash Flows
Operating Activities
Operating activities were as follows (amounts in millions):

	Year Ended December 31
	2021	2020
Operational cash flow before changes in operating assets and liabilities	$695	$245

Changes in operating assets and liabilities:
Receivables	(408)	(182)
Inventories	(162)	279
Payables and accrued expenses	232	308
Accrued interest and accrued income taxes	27	(12)
Other assets and liabilities	(151)	(9)
Total change in operating assets and liabilities	(462)	384
Net cash (used) provided by operating activities	$233	$629

Net cash provided by operating activities for the year ended December 31, 2021 was $233 million, a decrease of $396 million compared to the year ended December 31, 2020. The decrease is attributable to an unfavorable change in operating cash flow of $846 million due to unfavorable changes in working capital items, partially offset by an improvement in net cash provided by operating activities before changes in operating assets and liabilities of $450 million. We utilize factoring agreements with deferred purchase price, which are reflected as investing activities and not operating activities. Had we not entered into such agreements, these proceeds would have been reported as cash from operations.

Investing Activities
Investing activities were as follows (amounts in millions):

	Year Ended December 31
	2021	2020
Proceeds from sale of assets	$55	$29
Collection of divestiture receivable	27	16
Net proceeds from sale of business	1	9
Proceeds from sale of investment in nonconsolidated affiliates	8	—
Cash payments for property, plant and equipment	(387)	(394)
Proceeds from deferred purchase price of factored receivables	472	283
Net cash (used) provided by investing activities	$176	$(57)

Cash payments for property, plant and equipment were $387 million and $394 million for the years ended December 31, 2021 and 2020.

Proceeds from deferred purchase price of factored receivables were $472 million and $283 million for the years ended December 31, 2021 and 2020.

Collection of divestiture receivable were $27 million and $16 million for the years ended December 31, 2021 and 2020.

Financing Activities
Financing activities were as follows (amounts in millions):

	Year Ended December 31
	2021	2020
Proceeds from term loans and notes	$839	$654
Repayments and extinguishment costs of term loans and notes	(1,073)	(765)
Borrowings on revolving lines of credit	6,504	6,120
Payments on revolving lines of credit	(6,525)	(6,337)
Debt issuance costs of long-term debt	(16)	(25)
Net decrease in bank overdrafts	—	(2)
Distributions to noncontrolling interests	(40)	(42)
Other	(18)	39
Net cash (used) provided by financing activities	$(329)	$(358)

Net cash used by financing activities was $329 million for the year ended December 31, 2021. This included net repayments and extinguishment costs of term loans and notes of $234 million and net repayments under revolving lines of credit of $21 million.

Net cash used by financing activities was $358 million for the year ended December 31, 2020. This included net repayments and extinguishment costs of term loans and notes of $111 million and net repayments under revolving lines of credit of $217 million.

Dividends on Common Stock
We did not pay dividends for the years ended December 31, 2021 and 2020, due to the suspension of the dividend program in 2019.

Material Cash Requirements
Our material cash requirements include the following contractual and other obligations:

	Payments due by period:
	Next 12 months	Beyond 12 months
Revolver borrowings	$—	$—
Senior term loans	187	2,865
Senior notes	—	2,025
Other subsidiary debt and finance lease obligations	6	20
Short-term debt	51	—
Total debt obligations	244	4,910
Pension obligations	68	722
Operating leases	100	262
Purchase obligations (a)	117	35
Interest payments	199	765
Capital commitments	51	8
Total payments	$779	$6,702

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

Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate obligations, we have made assumptions in calculating the amount of future interest payments. Interest on our Senior Unsecured Notes is calculated using the fixed rates of 5.375% and 5.000%, and interest on our fixed rate Senior Secured Notes is calculated using the fixed rates of 7.875% and 5.125%. Interest on our variable rate debt is calculated as LIBOR plus the applicable margin in effect at December 31, 2021 for our term loans. We have assumed that rates will remain unchanged for the outlying years.

We have also included an estimate of expenditures required after December 31, 2021 to complete the projects authorized at December 31, 2021, in which we have made substantial commitments in connection with purchasing property, plant and equipment for our operations. For 2022, we expect our capital expenditures to be between $400 million and $450 million.

We have included an estimate of the expenditures necessary after December 31, 2021 to satisfy purchase requirements pursuant to certain ordinary course supply agreements that we have entered into. With respect to our other supply agreements, they generally do not specify the volumes we are required to purchase. In many cases, if any commitment is provided, the agreements state only the minimum percentage of our purchase requirements we must buy from the supplier. As a result, these purchase obligations fluctuate from year-to-year and we are not able to quantify the amount of our future obligations.

We have not included the potential cash requirement to redeem the shares of one of our noncontrolling interest holders. This became redeemable on January 10, 2022 upon the third anniversary of the Öhlins acquisition. The redemption value of this noncontrolling interest was $41 million at December 31, 2021.

We have not included material cash requirements for unrecognized tax benefits or taxes. It is difficult to estimate taxes to be paid as changes in where we generate income can have a significant effect on our future tax payments.

Based upon current estimates, we believe we will be required to make contributions of approximately $68 million to our pension and postretirement benefits plans in 2022. Pension and postretirement contributions beyond 2022 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2022 and future discount rate changes. For additional information relating to the funding of our pension and other postretirement plans, refer to Note 11, “Pension Plans, Postretirement and Other Employee Benefits”, in our consolidated financial statements included in Item 8 for additional information.

In addition, we have not included cash requirements for environmental remediation. Based upon current estimates, we believe we will be required to spend approximately $31 million over the next 30 years, including $8 million of expected payments in 2022. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing and extent of cash payments. Refer to Note 13, “Commitments and Contingencies”, in our consolidated financial statements included in Item 8 for additional information.

We occasionally provide guarantees that could require us to make future payments in the event that the third-party primary obligor does not make its required payments. We are not required to record a liability for any of these guarantees.

Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. Substantially all of our existing and future material domestic subsidiaries fully and unconditionally guarantee our New Credit Facility and our senior notes on a joint and several basis. The New Credit Facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66% of the stock of certain first-tier foreign subsidiaries. As described above, certain of our senior notes are secured by pledges of stock and assets.

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

Summarized Financial Information
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after the elimination of (a) intercompany transactions and balances among the Parent and the Guarantors and (b) the equity in earnings from and investments in any subsidiary that is a Nonguarantor (amounts in millions):

Income Statements

	Year Ended December 31
	2021	2020
Net sales and operating revenues	$7,108	$6,181
Operating expenses	$7,234	$6,896
Net income (loss)	$(585)	$(1,221)
Net income (loss) attributable to Tenneco Inc.	$(585)	$(1,221)

Balance Sheets

	December 31
	2021	2020
ASSETS
Current assets	$480	$1,150
Non-current assets	$1,853	$2,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$1,432	$1,463
Non-current liabilities	$5,441	$5,834
Intercompany due to (due from)	$624	$100

CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements. These estimates are subject to an inherent degree of uncertainty and actual results could differ from our estimates. Our significant accounting policies have been disclosed in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included in Item 8. The following paragraphs include a discussion of certain policies as well as critical areas where estimates are required.

Goodwill and Other Indefinite-Lived Intangible Assets
We evaluate goodwill for impairment during the fourth quarter of each year, or more frequently if events or circumstances indicate goodwill might be impaired. We perform assessments at the reporting unit level by comparing the estimated fair value of our reporting units with goodwill to the carrying value of the reporting unit to determine if a goodwill impairment exists. If the carrying value of our reporting units exceeds the fair value, the goodwill is considered impaired. Our assessment of fair value utilizes a combination of the income approach, market approach, and, in instances where a reporting unit’s free cash flows do not support the value of the underlying assets, an asset approach. In our assessment, for reporting units where the free cash flows support the value of the underlying assets, we apply a 75% weighting to the income approach and a 25% weighting to the market approach. The most significant inputs in estimating the fair value of our reporting units under the income approach are (i) projected operating margins, (ii) the revenue growth rate, and (iii) the discount rate, which is risk-adjusted based on the aforementioned inputs.

Similar to goodwill, we evaluate our indefinite-lived trade names and trademarks for impairment during the fourth quarter of each year, or more frequently if events or circumstances indicated the assets might be impaired. We perform a quantitative assessment of estimating fair values based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The primary inputs utilized in determining fair values of our trade names and trademarks are (i) our projected branded product sales, (ii) the revenue growth rate, (iii) the royalty rate, and (iv) the discount rate, which is risk-adjusted based on our projected branded sales.

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

While we believe the assumptions and estimates used to determine the estimated fair values are reasonable, due to the many variables inherent in estimating fair value and the relative size of the goodwill and indefinite-lived intangible assets, differences in assumptions could have a material effect on the results of our analysis. Refer to Note 6, “Goodwill and Other Intangible Assets”, in our consolidated financial statements included in Item 8 for additional information regarding our goodwill and indefinite-lived intangible assets.

The following table shows a summary of the number of reporting units with a net carrying value of goodwill in each segment at December 31, 2021 and whether or not the reporting unit’s fair value exceeds its carrying value by more or less than 25% based on each respective reporting units most recent goodwill impairment analysis:

	Segments
	Motorparts	Performance Solutions	Clean Air
Number of reporting units with goodwill	1	2	3

Number of reporting units where fair value exceeds carrying value:
Greater than 25%	1	2	2
Less than 25%	—	—	1

Goodwill for reporting units where fair value exceeds carrying value:
Greater than 25%	$313	$172	$11
Less than 25%	—	—	11
	$313	$172	$22

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

The approach to establishing the discount rate assumption for both our domestic and international plans is based on high-quality corporate bonds. The weighted average discount rates used to calculate net periodic benefit cost for 2021 and year-end obligations at December 31, 2021 were as follows:

	Pension Benefits		Other Postretirement
	U.S.	Non-U.S.
	Plans	Plans	Benefits
Used to calculate net periodic benefit cost	2.3%	1.5%	2.5%
Used to calculate benefit obligations	2.8%	1.9%	2.9%

Our approach to establishing the assumption for the expected return on assets utilizes estimates of future long-term investment performance for the plan based upon the asset allocation strategy and is primarily a long-term prospective rate. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans decreased to 4.7% in 2021 from 5.1% in 2020.

Our pension plans generally do not require employee contributions. Our policy is to fund these pension plans in accordance with applicable domestic and international government regulations. At December 31, 2021, all legal funding requirements had been met.

The following table illustrates the sensitivity to a change in certain assumptions for our pension and postretirement benefit plan obligations. The changes in these assumptions have no effect on our funding requirements.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	Change in 2022 pension expense	Change in PBO	Change in 2022 pension expense	Change in PBO	Change in 2022 pension expense	Change in PBO
25 basis point (“bp”) decrease in discount rate	$—	$33	$1	$38	$1	$4
25 bp increase in discount rate	$1	$(32)	$(1)	$(35)	$—	$(4)
25 bp decrease in return on assets rate	$3	n/a	$1	n/a	n/a	n/a
25 bp increase in return on assets rate	$(3)	n/a	$(1)	n/a	n/a	n/a

The assumed health care trend rate affects the amounts reported for our postretirement benefit plan obligations. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total service and interest cost	APBO
100 bp increase in health care cost trend rate	$—	$7
100 bp decrease in health care cost trend rate	$—	$(6)

Refer to Note 11, “Pension Plans, Postretirement and Other Employee Benefits”, in our consolidated financial statements included in Item 8 for additional information regarding our pension and other postretirement employee benefit costs and assumptions.

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

Valuation allowances are recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. In the event our operating performance deteriorates in a filing jurisdiction or entity, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. However, due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate. Refer to Note 12, “Income Taxes”, in our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for additional information.

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

The following table summarizes by position the notional amounts for foreign currency forward contracts at December 31, 2021, all of which mature in the next twelve months (amounts in millions):

Notional Amount
Long positions	$401
Short positions	$396

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

The following table summarizes the amounts of foreign currency translation and transaction losses (amounts in millions):

	Year Ended December 31
	2021	2020
Translation gains (losses) recorded in accumulated other comprehensive income (loss)	$(83)	$(12)
Transaction gains (losses) recorded in earnings	$(20)	$(17)

Commodity Price Risk
Our production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. Commodity rate price forward contracts are executed to offset a portion of our exposure to the potential change in prices for raw materials. We monitor our commodity price risk exposures regularly to maximize the overall effectiveness of our commodity forward contracts. The fair value of our commodity price forward contracts is not considered material to the consolidated financial statements.

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. At December 31, 2021, we had $2.0 billion par value of fixed rate debt and $3.1 billion par value of floating rate debt. Of the fixed rate debt, $225 million is fixed through 2024, $500 million is fixed through 2026, and $1.3 billion is fixed through 2029. For more detailed explanations on our debt structure and New Credit Facility, refer to “Liquidity and Capital Resources — Liquidity and Financing Arrangements” earlier in this Management’s Discussion and Analysis.

We estimate the fair value of our long-term debt at December 31, 2021 was approximately 101% of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the consolidated statements of income (loss) and the cash we pay for interest expense by approximately $32 million.

Equity Price Risk
We have certain employee compensation arrangements, including deferred compensation and cash-settled share-based units granted under our long-term incentive plan, that are valued based on the Tenneco Inc. stock price. The share equivalents outstanding related to deferred compensation and cash-settled share-based awards are as follows:

	December 31
	2021	2020
Restricted Stock Units (RSUs)	1,451,422	1,878,220
Performance Share Units (PSUs)	2,951,316	—
	4,402,738	1,878,220

Deferred compensation arrangements (a)	—	1,125,605

(a) At December 31, 2021, there are no share equivalents outstanding that are based on the Company’s stock price. On a prospective basis, the alternative for employees to invest their deferred compensation into these arrangements no longer exists.

At December 31, 2021, a change in the Tenneco Inc. share price of 10% would cause a change to the compensation liability of approximately $2 million, and would change the cash payout of all share equivalents, once fully vested at 100%, by $5 million.

We have entered into financial instruments to mitigate the risk associated with both the vested and unvested portions of our cash-settled share-based incentive compensation awards and, prior to September 30, 2021, our deferred compensation liability. The number of common share equivalents under these agreements at December 31, 2021 and 2020 was 3,100,000 and 1,700,000. These financial instruments move in the opposite direction of the compensation payouts, allowing us to mitigate the risk associated with changes in the Tenneco Inc. share price of the final cash settlement.

Effective in the third quarter of 2021, investment options based on the Company’s stock price no longer exist under the incentive deferral plan and, at December 31, 2021, there are no deferred compensation balances correlated to the Company’s stock price.
ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND PRODUCT WARRANTIES
Note 13, “Commitments and Contingencies” of the consolidated financial statements included in Item 8, “Financial Statements and Supplemental Data” is incorporated herein by reference.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required by Item 7A is included in Note 2, “Summary of Significant Accounting Policies” and Note 8, “Financial Instruments and Fair Value” of the consolidated financial statements and notes included in Item 8. Other information required by Item 7A is included in Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tenneco Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tenneco Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Annual Indefinite-lived Intangible Asset Impairment Assessment – Certain Trade Names and Trademarks
As described in Notes 2, 6 and 8 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance, which includes trade names and trademarks, was $233 million as of December 31, 2021. Management conducts an impairment assessment annually during the fourth quarter, or more frequently if impairment indicators exist. An impairment exists when a trade name and trademark’s carrying value exceeds its fair value. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The primary inputs used in the impairment assessment of the trade names and trademarks are projected branded product sales, the revenue growth rate, the royalty rate, and the discount rate. No impairment expense was recognized for the year ended December 31, 2021 as a result of the Company’s annual impairment assessment over the indefinite-lived intangible assets.

The principal considerations for our determination that performing procedures relating to the annual indefinite-lived intangible asset impairment assessment for certain trade names and trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value of the indefinite-lived intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the annual valuation of trade names and trademarks. These procedures also included, among others (i) testing management’s process for determining the fair value of certain indefinite-lived trade names and trademarks; (ii) evaluating the appropriateness of the valuation method; and (iii) testing the completeness and accuracy of underlying data used in the valuation method. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation method and (ii) the reasonableness of the royalty rate significant assumption.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 24, 2022

We have served as the Company’s auditor since 2010.

TENNECO INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)

	Year Ended December 31
	2021	2020	2019
Revenues
Net sales and operating revenues	$18,035	$15,379	$17,450
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	15,665	13,402	14,912
Selling, general, and administrative	1,017	889	1,138
Depreciation and amortization	593	639	673
Engineering, research, and development	285	273	324
Restructuring charges, net and asset impairments	69	622	126
Goodwill and intangible impairment charges	—	383	241
	17,629	16,208	17,414
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	13	18	(11)
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	57	47	43
Gain (loss) on extinguishment of debt	8	2	—
Other income (expense), net	72	38	53
	150	105	85
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	556	(724)	121
Interest expense	(274)	(277)	(322)
Earnings (loss) before income taxes and noncontrolling interests	282	(1,001)	(201)
Income tax (expense) benefit	(182)	(459)	(19)
Net income (loss)	100	(1,460)	(220)
Less: Net income (loss) attributable to noncontrolling interests	65	61	114
Net income (loss) attributable to Tenneco Inc.	$35	$(1,521)	$(334)
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.43	$(18.69)	$(4.12)
Weighted average shares outstanding	82.2	81.4	80.9
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.42	$(18.69)	$(4.12)
Weighted average shares outstanding	83.6	81.4	80.9
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of income (loss).

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31
	2021	2020	2019
Net income (loss)	$100	$(1,460)	$(220)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments	(83)	(12)	16
Defined benefit plans	227	(11)	(45)
Cash flow hedges	(2)	4	—
	142	(19)	(29)
Comprehensive income (loss)	242	(1,479)	(249)
Less: Comprehensive income (loss) attributable to noncontrolling interests	58	75	104
Comprehensive income (loss) attributable to common shareholders	$184	$(1,554)	$(353)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of comprehensive income (loss).

TENNECO INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	December 31
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$859	$798
Restricted cash	6	5
Receivables:
Customer notes and accounts, net	2,308	2,423
Other	111	105
Inventories	1,846	1,743
Prepayments and other current assets	683	619
Total current assets	5,813	5,693
Property, plant and equipment, net	2,872	3,057
Long-term receivables, net	5	8
Goodwill	507	508
Intangibles, net	1,056	1,194
Investments in nonconsolidated affiliates	539	581
Deferred income taxes	266	285
Other assets	564	526
Total assets	$11,622	$11,852
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$57	$162
Accounts payable	2,955	2,917
Accrued compensation and employee benefits	381	365
Accrued income taxes	71	54
Accrued expenses and other current liabilities	1,227	1,188
Total current liabilities	4,691	4,686
Long-term debt	5,018	5,171
Deferred income taxes	105	89
Pension and postretirement benefits	830	1,101
Deferred credits and other liabilities	491	546
Commitments and contingencies (Note 13)
Total liabilities	11,135	11,593
Redeemable noncontrolling interests	91	78
Tenneco Inc. shareholders’ equity:
Preferred stock - $0.01 par value; none issued	—	—
Class A voting common stock - $0.01 par value; shares issued: (2021 - 96,713,188; 2020 - 75,714,163)	1	1
Class B non-voting convertible common stock - $0.01 par value; shares issued: (2021 - none; 2020 - 20,308,454)	—	—
Additional paid-in capital	4,462	4,442
Accumulated other comprehensive loss	(595)	(744)
Accumulated deficit	(2,853)	(2,888)
Shares held as treasury stock - at cost: (2021 and 2020 - 14,592,888 shares)	(930)	(930)
Total Tenneco Inc. shareholders’ equity (deficit)	85	(119)
Noncontrolling interests	311	300
Total equity	396	181
Total liabilities, redeemable noncontrolling interests, and equity	$11,622	$11,852
The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31
	2021	2020	2019
Operating Activities
Net income (loss)	$100	$(1,460)	$(220)
Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
Goodwill and intangible impairment charges	—	383	241
Depreciation and amortization	593	639	673
Deferred income taxes	12	301	(151)
Stock-based compensation	24	18	25
Restructuring charges and asset impairments, net of cash paid	(14)	500	11
Change in pension and postretirement benefit plans	(34)	(94)	(57)
Equity in earnings of nonconsolidated affiliates	(57)	(47)	(43)
Cash dividends received from nonconsolidated affiliates	64	23	53
Loss (gain) on sale of assets and other	7	(18)	—
Changes in operating assets and liabilities:
Receivables	(408)	(182)	(225)
Inventories	(162)	279	284
Payables and accrued expenses	232	308	(66)
Accrued interest and accrued income taxes	27	(12)	3
Other assets and liabilities	(151)	(9)	(84)
Net cash (used) provided by operating activities	233	629	444
Investing Activities
Acquisitions, net of cash acquired	—	—	(158)
Proceeds from sale of assets	55	29	20
Collection of divestiture receivable	27	16	—
Net proceeds from sale of business	1	9	22
Proceeds from sale of investment in nonconsolidated affiliates	8	—	2
Cash payments for property, plant and equipment	(387)	(394)	(744)
Proceeds from deferred purchase price of factored receivables	472	283	250
Other	—	—	2
Net cash (used) provided by investing activities	176	(57)	(606)
Financing Activities
Proceeds from term loans and notes	839	654	200
Repayments and extinguishment costs of term loans and notes	(1,073)	(765)	(341)
Borrowings on revolving lines of credit	6,504	6,120	9,120
Payments on revolving lines of credit	(6,525)	(6,337)	(8,884)
Cash dividends	—	—	(20)
Debt issuance costs of long-term debt	(16)	(25)	—
Net decrease in bank overdrafts	—	(2)	(13)
Acquisition of additional ownership interest in consolidated affiliates	—	—	(10)
Distributions to noncontrolling interests	(40)	(42)	(43)
Other	(18)	39	(6)
Net cash (used) provided by financing activities	(329)	(358)	3
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(18)	23	23
Increase (decrease) in cash, cash equivalents, and restricted cash	62	237	(136)
Cash, cash equivalents, and restricted cash, beginning of period	803	566	702
Cash, cash equivalents, and restricted cash, end of period	$865	$803	$566

Supplemental Cash Flow Information
Cash paid during the year for interest	$219	$246	$284
Cash paid during the year for income taxes, net of refunds	$124	$154	$177
Non-cash inventory charge due to aftermarket product line exit	$44	$73	$—
Non-cash Investing Activities
Period end balance of accounts payable for property, plant and equipment	$104	$113	$134
Deferred purchase price of receivables factored in the period	$463	$299	$253
Increase (decrease) in assets from redeemable noncontrolling interest transaction with owner	$—	$(53)	$53
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of cash flows.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1	$4,360	$(692)	$(1,013)	$(930)	$1,726	$190	$1,916
Net income (loss)	—	—	—	(334)	—	(334)	29	(305)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments	—	—	26	—	—	26	—	26
Defined benefit plans	—	—	(45)	—	—	(45)	—	(45)
Comprehensive income (loss)						(353)	29	(324)
Acquisition of additional ownership interest in consolidated affiliates	—	(4)	—	—	—	(4)	(6)	(10)
Stock-based compensation, net	—	23	—	—	—	23	—	23
Cash dividends ($0.25 per share)	—	—	—	(20)	—	(20)	—	(20)
Redeemable noncontrolling interest transaction with owner	—	53	—	—	—	53	—	53
Purchase accounting measurement period adjustment	—	—	—	—	—	—	(2)	(2)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
Balance at December 31, 2019	1	4,432	(711)	(1,367)	(930)	1,425	194	1,619
Net income (loss)	—	—	—	(1,521)	—	(1,521)	29	(1,492)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments	—	—	(26)	—	—	(26)	11	(15)
Defined benefit plans	—	—	(11)	—	—	(11)	—	(11)
Cash flow hedges	—	—	4	—	—	4	—	4
Comprehensive income (loss)						(1,554)	40	(1,514)
Stock-based compensation, net	—	17	—	—	—	17	—	17
Reclassification of redeemable noncontrolling interest to permanent equity	—	—	—	—	—	—	82	82
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Redeemable noncontrolling interest transaction with owner	—	(7)	—	—	—	(7)	—	(7)
Balance at December 31, 2020	1	4,442	(744)	(2,888)	(930)	(119)	300	181
Net income (loss)	—	—	—	35	—	35	31	66
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments	—	—	(76)	—	—	(76)	(3)	(79)
Defined benefit plans	—	—	227	—	—	227	—	227
Cash flow hedges	—	—	(2)	—	—	(2)	—	(2)
Comprehensive income (loss)						184	28	212
Stock-based compensation, net	—	20	—	—	—	20	—	20
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
Balance at December 31, 2021	$1	$4,462	$(595)	$(2,853)	$(930)	$85	$311	$396
The accompanying notes to the consolidated financial statements are an integral part of these statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share amounts, or as otherwise noted)

1.    Description of Business and Basis of Presentation

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

On February 22, 2022, the Company entered into an Agreement and Plan of Merger with Pegasus Holdings III, LLC and Pegasus Merger Co. Refer to Note 20, “Subsequent Events” for further information.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

2.    Summary of Significant Accounting Policies

Principles of Consolidation
The Company consolidates into its financial statements the accounts of the Company, all wholly owned subsidiaries, and any partially owned subsidiary it has the ability to control. Control generally equates to ownership percentage, whereby investments more than 50% owned are consolidated. Investments in affiliates of 50% or less but greater than 20% where the Company exercises significant influence are accounted for using the equity method. Equity investments of 20% or less that do not have a readily determinable fair value are measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments. Refer to Note 7, “Investment in Nonconsolidated Affiliates” for further information.

The Company does not have any subsidiaries that it consolidates based solely on the power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, its affiliates are businesses established and maintained in connection with its operating strategy and are not special purpose entities. All intercompany transactions and balances have been eliminated.

Impairment of Investments in Affiliates
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss would be recorded, which would be measured as the difference between the carrying value and the fair value of the investment.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

There are many uncertainties related to the COVID-19 global pandemic, the semiconductor shortage, other supply chain challenges, and the effects of inflation on commodities and other purchases that could negatively affect the Company’s results of operations, financial position, and cash flows.

Reclassifications
Certain amounts in the prior years have been aggregated or disaggregated to conform to current year presentation.

Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of 90 days or less from the date of original issuance to be cash equivalents.

The Company is required to provide cash collateral in connection with certain contractual arrangements and statutory requirements. The Company has $6 million and $5 million of restricted cash at December 31, 2021 and 2020 in support of these arrangements and requirements.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Notes and Accounts Receivable
Notes and accounts receivable are stated at net realizable value, which approximates fair value. Receivables are reduced by an allowance for amounts that may become uncollectible in the future. The allowance is an estimate based on expected losses, current economic and market conditions, and a review of the current status of each customer’s trade accounts or notes receivable. A receivable is past due if payments have not been received within the agreed-upon invoice terms. Account balances are charged-off against the allowance when management determines the receivable will not be recovered.

The allowance for doubtful accounts on “Customer notes and accounts, net” was $26 million and $32 million at December 31, 2021 and 2020.

Inventories
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

For the year ended December 31, 2019, the Company recorded non-cash charges to cost of goods sold to recognize the remaining step up in inventory fair values of $44 million from the Federal-Mogul LLC acquisition and $5 million from the Öhlins acquisition.

Held for Sale and Divestitures
The Company classifies assets and liabilities as held for sale (“disposal group”) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. The Company estimates fair value to approximate the expected proceeds to be received, less cost to sell, and compare it to the carrying value of the disposal group. An impairment charge is recognized when the carrying value exceeds the estimated fair value.

At December 31, 2021 and 2020, the Company had $22 million and $15 million of assets held for sale, which primarily consists of land and buildings, and non-core machinery and equipment across multiple segments that are expected to be sold in the next twelve months, as well as $9 million and less than $1 million in related environmental and asset retirement obligation liabilities. The Company recognized non-cash impairment charges of $10 million, and $1 million, during the years ended December 31, 2021 and 2020 resulting from recognizing the related assets as held for sale.

In the fourth quarter of 2020, the Company closed on the sale of a non-core business and its related assets for $15 million. The Company received $6 million of the purchase price at closing in 2020 with the remaining to be received in installment payments through the fourth quarter of 2023. The Company recognized non-cash impairment charges of $1 million, and $8 million for the years ended December 31, 2020 and 2019 on recognizing the related assets as held for sale.

On March 1, 2019, in accordance with a stock and asset purchase agreement, the Company sold certain assets and liabilities related to a non-core business and received proceeds of $22 million, subject to customary working capital adjustments. During the year ended December 31, 2020, the Company received $3 million of proceeds due to the finalization of working capital adjustments.

The assets and liabilities held for sale are recorded in “Prepayments and other current assets” and “Accrued expenses and other current liabilities” in the consolidated balance sheets at December 31, 2021 and 2020.

Acquisition
On January 10, 2019, the Company completed the acquisition of a 90.5% ownership interest in Öhlins Intressenter AB (“Öhlins”, the “Öhlins Acquisition”), a Swedish technology company that develops premium suspension systems and components for the automotive and motorsport industries, for a purchase price of $162 million (including $4 million of cash acquired). The remaining 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) was retained by K Öhlin Holding AB (“Köhlin”). Refer to “Redeemable Noncontrolling Interests” section below, for further information on the KÖ Interest.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Redeemable Noncontrolling Interests
The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the event of a change in control of Tenneco Inc. or certain of its subsidiaries.

At December 31, 2021 and 2020, the Company held redeemable noncontrolling interests of $50 million and $45 million which were not currently redeemable or probable of becoming redeemable. The redemption of these redeemable noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

In addition, at December 31, 2021 and 2020, the Company held a redeemable noncontrolling interest of $41 million and $33 million which was probable of becoming redeemable. This noncontrolling interest is also presented in the temporary equity section of the Company’s consolidated balance sheets and has been remeasured to its redemption value. The Company immediately recognizes changes to redemption value as a component of “Net income (loss) attributable to noncontrolling interests” in the consolidated statements of income (loss). Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins acquisition to sell the KÖ Interest to the Company. During the years ended December 31, 2021, 2020 and 2019, the Company recognized an increase of $11 million, $10 million and $5 million to the carrying value of this noncontrolling interest.

During the first quarter of 2020, the Company completed the process to make a tender offer of the shares it did not own for a subsidiary in India acquired by the Company as part of the Federal-Mogul LLC acquisition on October 1, 2018, in accordance with local regulations. As a result of completing the tender offer, the redeemable noncontrolling interest was no longer redeemable or probable of becoming redeemable and the amount of $82 million was reclassified to permanent equity during the year ended December 31, 2020. The Company recognized an adjustment of $53 million loss to income available to common shareholders concurrently with marking the related redeemable noncontrolling interest to its redemption value in the year ended December 31, 2019. Refer to Note 19, “Related Party Transactions”, for additional information related to the tender offer of this noncontrolling interest.

The following is a rollforward of activities in the Company’s redeemable noncontrolling interests:

	Year Ended December 31
	2021	2020	2019
Balance at beginning of period	$78	$196	$138
Net income attributable to redeemable noncontrolling interests	23	22	27
Other comprehensive (loss) income	(4)	3	(10)
Acquisition and other	—	—	17
Noncontrolling interest tender offer redemption	—	(46)	—
Redemption value remeasurement adjustments	11	10	58
Purchase accounting measurement period adjustments	—	—	(8)
Reclassification of noncontrolling interest to permanent equity	—	(82)	—
Dividends declared to noncontrolling interests	(17)	(25)	(26)
Balance at end of period	$91	$78	$196

Long-Lived Assets
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Certain costs related to the purchase and development of software used in the business operations are capitalized and included in property, plant and equipment. Costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology, and other economic factors. Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the consolidated statements of cash flows.

Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill is determined as the excess of fair value over amounts attributable to specific tangible and intangible assets. Goodwill is evaluated for impairment during the fourth quarter of each year, or more frequently, if impairment indicators exist. An impairment indicator exists when a reporting unit’s carrying value exceeds its fair value. When performing the goodwill impairment testing, a reporting unit’s fair value is based on valuation techniques using the best available information. The assessment of fair value utilizes a combination of the income approach and market approach. The impairment charge is the excess of the goodwill’s carrying value over the implied fair value of goodwill using a one-step quantitative approach.

Other indefinite-lived intangible assets related to trade names and trademarks are stated at fair value established at acquisition or cost. These indefinite-lived intangible assets are evaluated for impairment during the fourth quarter of each year, or more frequently, if impairment indicators exist. An impairment exists when a trade name and trademark’s carrying value exceeds its fair value. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The impairment charge is the excess of the asset’s carrying value over its fair value.

Pre-production Design and Development and Tooling Assets
The Company expenses pre-production design and development costs as incurred unless there is a contractual guarantee for reimbursement from the OE customer. Costs for molds, dies, and other tools used to make products sold on long-term supply arrangements for which the Company has title to the assets are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets. Costs for molds, dies, and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee for reimbursement or has the non-cancelable right to use the assets during the term of the supply arrangement from the customer are capitalized.

“Prepayments and other current assets” in the consolidated balance sheets included $112 million and $143 million at December 31, 2021 and 2020 for in-process tools and dies being built for OE customers and unbilled pre-production design and development costs.

Fair Value Measurements
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

Income Taxes
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. Valuation allowances are established in certain jurisdictions based on a more likely than not standard. The ability to realize deferred tax assets depends on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each tax jurisdiction. The Company considers the various possible sources of taxable income when assessing the realization of its deferred tax assets. The valuation allowances recorded against deferred tax assets generated by taxable losses in certain jurisdictions will affect the provision for income taxes until the valuation allowances are released. The Company’s provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.

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

Pension and Other Postretirement Benefit Plan Obligations
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

Leases
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

Revenue Recognition
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

Performance Obligations: The majority of the Company’s customer contracts with OE and aftermarket customers are long-term supply arrangements. The performance obligations are established by the enforceable contract, which is generally considered to be the purchase order but, in some cases could be the delivery release schedule. The purchase order, or related delivery release schedule, is of a duration of less than one year. As such, the Company does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Engineering, Research, and Development
The Company records engineering, research, and development costs (“R&D”) net of customer reimbursements as they are considered a recovery of cost.

Advertising and Promotion Expenses
The Company expenses advertising and promotional expenses as incurred and these expenses were $36 million, $24 million, and $45 million for the years ended December 31, 2021, 2020, and 2019.

Other Income (Expense)
Other income (expense) for the year ended December 31, 2021 includes $32 million in gains on sale-leaseback transactions. Other income (expense) for the year ended December 31, 2019 includes a $22 million recovery of value-added tax in a foreign jurisdiction.

Foreign Currency Translation
Exchange adjustments related to foreign currency transactions and remeasurement adjustments for foreign subsidiaries whose functional currency is the U.S. dollar are reflected in the consolidated statements of income (loss). Translation adjustments of foreign subsidiaries for which local currency is the functional currency are reflected in the consolidated balance sheets as a component of “Accumulated other comprehensive loss”. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those intercompany balances for which settlement is not planned or anticipated in the foreseeable future. The amounts recorded in “Cost of sales (exclusive of depreciation and amortization)” in the consolidated statements of income (loss) for foreign currency transactions included losses of $20 million, $17 million, and $11 million for the years ended December 31, 2021, 2020, and 2019.

Derivative Financial Instruments
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
3.    Restructuring Charges, Net and Asset Impairments

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

The Company’s restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), and facility closure and exit costs. Restructuring charges, net and asset impairments by segment are as follows:

Year Ended December 31, 2021

	Year Ended December 31, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$5	$12	$7	$22	$2	$48

Asset impairments related to restructuring actions	2	—	—	—	—	2
Other non-restructuring asset impairments	1	—	1	—	7	9
Impairment of assets held for sale	—	—	10	—	—	10
Total asset impairment charges	3	—	11	—	7	21
Total restructuring charges, asset impairments, and other	$8	$12	$18	$22	$9	$69

Severance and other charges, net
In response to the COVID-19 global pandemic, the Company announced Project Accelerate and executed global headcount reductions. The Company began implementing these actions during the second quarter of 2020 and expects to complete them during 2022. The Company recognized a reduction of $4 million in revisions to estimates for the cash severance costs expected to be paid in connection with these actions for the year ended December 31, 2021.

The Company recognized a net charge of $27 million in severance and other charges expected to be paid for cost reduction initiatives aimed at optimizing the Company’s cost structure across all segments and regions for the year ended December 31, 2021.

The Company also recognized severance and other charges of $25 million related to plant consolidations, relocations, and closures for the year ended December 31, 2021.

During the year ended December 31, 2021, the Company made revisions to previously recorded estimates and reduced its restructuring reserves by $36 million due to various changes in the business, including natural attrition and changes in demand.

Motorparts recognized severance and other charges, and revisions to estimates as follows:
•$3 million in connection with its supply chain rationalization and distribution network initiative, which was initiated during the 2nd quarter of 2020, to achieve efficiencies and improve throughput to its customers in North America;
•$2 million, along with a reduction of $7 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe; and
•$7 million related to plant consolidations, relocations, and closures, primarily in Europe.

Performance Solutions recognized severance and other charges, and revisions to estimates as follows:
•$13 million, along with a reduction of $5 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe;
•$6 million, along with a reduction of $1 million in revisions to estimates, related to plant consolidations, relocations, and closures, primarily in North America; and
•$1 million reduction as a result of revisions to estimates in connection with Project Accelerate.

Clean Air recognized severance and other charges, and revisions to estimates as follows:
•$18 million, along with a reduction of $12 million in revisions to estimates, in connection with the other cost reduction initiatives primarily in Europe;

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
•$5 million, along with a reduction of $1 million in revisions to estimates, related to plant consolidations and closures primarily in North America and Asia Pacific; and
•$3 million reduction as a result of revisions to estimates in connection with Project Accelerate.

Powertrain recognized severance and other charges, and revisions to estimates as follows:
•$12 million, along with a reduction of $6 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe;
•$9 million related to plant consolidations, relocations, and closures, primarily in Europe; and
•$7 million restructuring costs incurred related to an approved voluntary termination program at one of its European      bearings plants aimed at reducing headcount. At December 31, 2021, total severance related restructuring charges for this program aggregate to $15 million. During the year ended December 31, 2021, an additional $5 million of special termination benefits were approved under this program. Total severance related charges are expected to be approximately $36 million, comprised of approximately $10 million for postemployment benefits, including an early retirement program, and $26 million of special termination benefits. In addition, the Company expects to incur additional costs of approximately $2 million for customer validation, equipment transfer, and related expenditures.

The Company also incurred $2 million in cash and severance costs within its corporate component for the year ended December 31, 2021.

Asset impairments
Asset impairments related to restructuring actions
During the year ended December 31, 2021, as a result of the supply chain rationalization and distribution network in the Motorparts segment, asset impairment charges of $2 million were recognized related to the write-down of property, plant and equipment. Refer to Note 4, “Inventories” for additional information related to this action.

Other non-restructuring asset impairments
During the year ended December 31, 2021, the Motorparts and Clean Air segments recognized asset impairment charges of $1 million and $1 million related to write-down of property, plant and equipment.

During the year ended December 31, 2021, the Company assessed and concluded an impairment trigger had occurred in its corporate component and recognized an impairment charge of $7 million. The asset impairment charge included $3 million related to property, plant and equipment and $4 million related to operating lease right-of-use assets.

Year Ended December 31, 2020

	Year Ended December 31, 2020
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$17	$25	$22	$50	$5	$119

Asset impairments related to restructuring actions	26	—	—	3	—	29
Other non-restructuring asset impairments	—	455	—	—	17	472
Impairment of assets held for sale	1	—	—	1	—	2
Total asset impairment charges	27	455	—	4	17	503
Total restructuring charges, asset impairments, and other	$44	$480	$22	$54	$22	$622

Severance and other charges, net
In conjunction with the Company’s previously announced Project Accelerate, and in response to the COVID-19 global pandemic, the Company executed global headcount reductions. As noted above, the Company began implementing these actions during the second quarter of 2020. The Company recognized charges of $26 million in connection with the cash severance costs expected to be paid in connection with these actions for the year ended December 31, 2020.

In addition to the actions above, the Company initiated several other cost reduction initiatives across all segments and regions aimed at optimizing the Company’s cost structure. The Company recognized cash severance charges of $65 million expected to be paid under these programs for the year ended December 31, 2020.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company recognized severance and other charges of $28 million related to plant consolidations, relocations, and closures for the year ended December 31, 2020.

Motorparts recognized severance and other charges, and revisions to estimates as follows:
•$5 million in connection with Project Accelerate;
•$7 million, along with a reduction of $2 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe;
•$4 million, along with a reduction of $1 million in revisions to estimates related to plant consolidations, relocations, and closures primarily in Europe; and
• $4 million in connection with its supply chain rationalization and distribution network initiative to achieve efficiencies and improve throughput to its customers in North America.

Performance Solutions recognized severance and other charges, and revisions to estimates as follows:
•$3 million in connection with Project Accelerate;
•$11 million, along with a reduction of $3 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe; and
•$15 million, along with a reduction of $1 million in revisions to estimates, related to plant consolidations, relocations, and closures, primarily in North America.

Clean Air recognized severance and other charges, and revisions to estimates as follows:
•$9 million in connection with Project Accelerate;
•$16 million, along with a reduction of $2 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe; and
•$5 million, along with a reduction of $6 million in revisions to estimates, related to plant consolidations and closures primarily in Europe and Asia Pacific.

Powertrain recognized severance and other charges, and revisions to estimates as follows:
•$8 million in connection with Project Accelerate;
•$23 million, along with a reduction of $1 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe;
•$17 million, along with a reduction of $5 million in revisions to estimates related to plant consolidations, relocations, and closures, primarily in Europe and North America; and
•On June 30, 2020, the Company approved a voluntary termination program within the Powertrain segment at one of its European bearings’ plants aimed at reducing headcount, as negotiated with the works council and union. The Company began implementing headcount reductions during 2020 and the program continued into 2021 through a voluntary early retirement program and a voluntary special termination program. During the year ended December 31, 2020, restructuring costs incurred related to this program were $8 million.

The Company also incurred $4 million in cash severance costs for the elimination of certain redundant positions and $1 million in cash severance costs in connection with Project Accelerate within its corporate component for the year ended December 31, 2020.

Asset impairments
Asset impairments related to restructuring actions
In the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network resulting in asset impairment charges of $25 million, which included $16 million related to the write-down of property, plant and equipment to its fair value, and $9 million of impairment charge to its operating lease right-of-use assets.

During the year ended December 31, 2020, as a result of actions in the Motorparts and Powertrain segments, asset impairment charges of $1 million and $3 million were recognized related to the write-down of property, plant and equipment.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other non-restructuring asset impairments
The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. During the first quarter of 2020, the Company concluded impairment triggers had occurred for certain long-lived asset groups in the Performance Solutions segment as a result of the effects of the COVID-19 global pandemic on the Company’s projected financial information. Accordingly, the Company tested these long-lived asset groups for recoverability by performing undiscounted cash flow analyses. Based on these analyses, the net carrying values of these asset groups exceeded their undiscounted future cash flows. As such, the Company estimated the fair values of these asset groups at March 31, 2020 and compared them to their carrying values. As the net carrying values of these long-lived asset groups exceeded their fair values, the Company recorded long-lived asset impairment charges for property, plant and equipment of $455 million during the year ended December 31, 2020. Refer to Note 8, “Financial Instruments and Fair Value” for additional information on the fair value estimates used in these analyses.

As a result of changes in the business, during the first quarter of 2020, the Company assessed and concluded an impairment trigger had occurred for certain long-lived asset groups in its corporate component. Accordingly, the Company tested these long-lived asset groups for recoverability. The Company estimated the fair value of these asset groups and compared it to the carrying value. As the net carrying value exceeded fair value, the Company recorded long-lived asset impairment charges of $17 million for the year ended December 31, 2020. Included in the asset impairment charges for the year ended December 31, 2020 are $11 million related to property, plant and equipment and $6 million related to operating lease right-of-use assets.

Year Ended December 31, 2019

	Year Ended December 31, 2019
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$14	$28	$29	$31	$11	$113

Asset impairments related to restructuring actions	—	3	—	—	—	3
Other non-restructuring asset impairments	1	—	1	—	—	2
Impairment of assets held for sale	8	—	—	—	—	8
Total asset impairment charges	9	3	1	—	—	13
Total restructuring charges, asset impairments, and other	$23	$31	$30	$31	$11	$126

The Company initiated several cost reduction initiatives across all segments and regions aimed at optimizing the Company’s cost structure. The Company recognized cash severance charges of $69 million expected to be paid under these programs for the year ended December 31, 2019. In addition, the Company recognized severance and other charges of $44 million related to plant consolidations, relocations, and closures for the year ended December 31, 2019.

Severance and other charges, net
Motorparts recognized severance and other charges, and revisions to estimates as follows:
•$13 million, along with a reduction of $3 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe; and
•$6 million, along with a reduction of $2 million in revisions to estimates related to plant consolidations, relocations, and closures primarily in North America and Europe.

Performance Solutions recognized severance and other charges, and revisions to estimates as follows:
•$10 million, along with a reduction of $1 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe; and
•$19 million related to plant consolidations, relocations, and closures, primarily in North America.

Clean Air recognized severance and other charges, and revisions to estimates as follows:
•$18 million, along with a reduction of $4 million in revisions to estimates, in connection with cost reduction initiatives primarily in Europe; and
•$17 million, along with a reduction of $2 million in revisions to estimates, related to plant consolidations and closures primarily in Europe and Asia Pacific.

Powertrain recognized severance and other charges as follows:
•$25 million in connection with cost reduction initiatives primarily in Europe; and
•$6 million related to plant consolidations, relocations, and closures, primarily in North America.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company also incurred $11 million in cash and severance costs within its corporate component for the year ended December 31, 2019.

Asset impairments
Asset impairments related to restructuring actions
During the year ended December 31, 2019, as a result of actions in the Performance Solutions segment, an asset impairment charge of $3 million was recognized related to the write-down of property, plant and equipment.

Other non-restructuring asset impairments
During the year ended December 31, 2019, the Motorparts and Clean Air segments recognized asset impairment charges of $1 million and $1 million related to write-down of property, plant and equipment.

Restructuring Reserve Rollforward
The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit costs:

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2018	$98	$5	$103
Provisions	103	22	125
Revisions to estimates	(12)	—	(12)
Payments	(92)	(23)	(115)
Balance at December 31, 2019	97	4	101
Provisions	124	16	140
Revisions to estimates	(18)	(3)	(21)
Payments	(106)	(16)	(122)
Foreign currency	2	—	2
Balance at December 31, 2020	99	1	100
Provisions	74	10	84
Revisions to estimates	(36)	—	(36)
Payments	(72)	(11)	(83)
Foreign currency	(2)	—	(2)
Balance at December 31, 2021	$63	$—	$63

4.    Inventories

Inventory by major classification was as follows:

	December 31
	2021	2020
Finished goods	$747	$758
Work in process	508	449
Raw materials	510	441
Materials and supplies	81	95
Total inventories	$1,846	$1,743

In the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. As a result, it was determined that certain assets, including inventory, real estate, and personal property, would no longer be utilized. During the year ended December 31, 2020, the Motorparts segment recognized an $82 million non-cash charge to write-down inventory to its net realizable value. As part of management’s ongoing efforts related to this initiative, during the year ended December 31, 2021, the Motorparts segment recognized a non-cash charge of $44 million to write-down inventory to its net realizable value. Refer to Note 3, “Restructuring Charges, Net and Asset Impairments” for additional information.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
5.    Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows:

	Useful Lives (in Years)	December 31
		2021	2020
Land	—	$251	$261
Buildings and improvements	10 to 50	984	1,086
Machinery, equipment and tooling	3 to 25	3,990	3,885
Capitalized software	3 to 12	248	265
Other, including construction in progress	—	351	374
Property, plant and equipment, cost		5,824	5,871
Less: Accumulated depreciation and amortization		(2,952)	(2,814)
Property, plant and equipment, net		$2,872	$3,057

For the years ended December 31, 2021, 2020, and 2019, depreciation and amortization related to property, plant and equipment was $465 million, $509 million, and $535 million.

6.    Goodwill and Other Intangible Assets

The Company performs an annual quantitative goodwill and indefinite-lived asset impairment analysis during the fourth quarter, which requires it to estimate the fair value of its reporting units with goodwill. Refer to Note 8, “Financial Instruments and Fair Value”, for additional information on the fair value measurements used in the annual goodwill and indefinite-lived impairment analysis.

As discussed in Note 18, “Segment and Geographic Area Information”, during the first quarter of 2021, the Company moved a reporting unit within the Powertrain segment to the Ride Performance segment and Ride Performance was renamed Performance Solutions.

At December 31, 2021 and 2020, goodwill consisted of the following:

	December 31, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Gross carrying amount at beginning of period	$623	$549	$23	$59	$1,254
Foreign exchange	—	(3)	(1)	—	(4)
Gross carrying amount at end of period	623	546	22	59	1,250

Accumulated impairment loss at beginning of period	(310)	(377)	—	(59)	(746)
Foreign exchange	—	3	—	—	3
Accumulated impairment loss at end of period	(310)	(374)	—	(59)	(743)

Net carrying value at end of period	$313	$172	$22	$—	$507

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2020
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Gross carrying amount at beginning of period	$620	$543	$22	$59	$1,244
Reclassification from assets held for sale	2	—	—	—	2
Foreign exchange	1	6	1	—	8
Gross carrying amount at end of period	623	549	23	59	1,254

Accumulated impairment loss at beginning of period	(239)	(212)	—	(18)	(469)
Impairment	(70)	(156)	—	(41)	(267)
Foreign exchange	(1)	(9)	—	—	(10)
Accumulated impairment loss at end of period	(310)	(377)	—	(59)	(746)

Net carrying value at end of period	$313	$172	$23	$—	$508

At December 31, 2021 and 2020, intangible assets consisted of the following:

		December 31, 2021			December 31, 2020
	Useful Lives (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10	$993	$(374)	$619	$995	$(282)	$713
Customer contract	10	8	(7)	1	8	(6)	2
Patents	10 to 17	1	(1)	—	1	(1)	—
Technology rights	10 to 30	135	(62)	73	139	(51)	88
Packaged kits know-how	10	54	(18)	36	54	(12)	42
Catalogs	10	47	(15)	32	47	(11)	36
Licensing agreements	3 to 5	64	(47)	17	66	(35)	31
Land use rights	28 to 46	51	(6)	45	49	(4)	45
		$1,353	$(530)	823	$1,359	$(402)	957
Indefinite-lived intangible assets:
Trade names and trademarks				233			237
Total				$1,056			$1,194

The amortization expense associated with definite-lived intangible assets for the years ended December 31, 2021, 2020, and 2019 was $128 million, $130 million, and $138 million and is included in “Depreciation and amortization” within the consolidated statements of income (loss).

The expected future amortization expense for the Company’s definite-lived intangible assets is as follows:

	2022	2023	2024	2025	2026	2027 and thereafter	Total
Expected amortization expense	$124	$121	$114	$114	$114	$236	$823

Year Ended December 31, 2021
For the annual impairment test performed in the fourth quarter of 2021, the estimated fair value of all reporting units with goodwill exceeded their carrying values and the estimated fair value of all indefinite-lived intangible assets exceeded their carrying values. As such, no impairment expense was recognized for the year ended December 31, 2021.

At December 31, 2021, goodwill for reporting units within the Motorparts segment, Performance Solutions segment and two reporting units in the Clear Air segment where fair value exceeds carrying value greater than 25% was $496 million, and goodwill for a reporting unit within the Clean Air segment where the fair value exceeds carrying value by less than 25% was $11 million.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year Ended December 31, 2020
Impairment charges for goodwill and intangible assets recognized by segment consist of the following:

	Year Ended December 31, 2020
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

During the first quarter of 2020, the Company also completed an analysis to determine the fair value of its trade names and trademarks for its reporting units in the Motorparts and Performance Solutions segments. It was determined that their carrying values exceeded their fair values and the Company recognized $51 million in non-cash impairment charges related to these indefinite-lived intangible assets during the year ended December 31, 2020, which represented a full impairment of certain trade names and trademarks in the Motorparts segment, and a partial impairment of certain trade names and trademarks in the Motorparts and Performance Solutions segments.

As discussed in more details in Note 3, “Restructuring Charges, Net and Asset Impairments”, the Company concluded impairment triggers had occurred during the first quarter of 2020 for certain long-lived asset groups within the Performance Solutions segment. As a result, the Company recorded non-cash impairment charges of $65 million related to its definite-lived intangible assets during the year ended December 31, 2020, which represented full impairments of the definite-lived intangible assets in two reporting units.

For the annual impairment test performed in the fourth quarter of 2020, the estimated fair value of all reporting units with goodwill exceeded their carrying values and the estimated fair value of all indefinite-lived intangible assets exceeded their carrying values. As such, no additional impairment expense was recognized in the fourth quarter of 2020.

Year Ended December 31, 2019
Impairment charges for goodwill and intangible assets recognized by segment consist of the following:

	Year Ended December 31, 2019
	Motorparts	Performance Solutions	Powertrain	Total
Goodwill impairment charges	$21	$69	$18	$108
Trade names and trademarks intangible asset impairment charges	133	—	—	133
	$154	$69	$18	$241

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognized goodwill impairment charges of $108 million for the year ended December 31, 2019, which consisted of the following:
•During the first quarter of 2019, the Company reorganized the reporting structure of its Aftermarket, Performance Solutions, and Motorparts segments and the underlying reporting units within those segments. The Company reassigned assets and liabilities (excluding goodwill) to the reporting units affected. Goodwill was then reassigned to the reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. The Company also performed an impairment analysis on a post-reorganization basis and determined $60 million of goodwill was impaired for two reporting units within its Performance Solutions segment, one of which was a full impairment of the goodwill. As a result, this non-cash charge was recorded in the first quarter of 2019. Goodwill allocated to other reporting units was supported by the valuation performed at that time;
•During the third quarter of 2019, the Company finalized purchase accounting for the Federal-Mogul LLC acquisition. As a result, the final goodwill allocation was reassigned to the reorganized segments and reporting unit structure that occurred in the first quarter of 2019 using a relative fair value approach and the Company determined an incremental $9 million of goodwill was impaired for one reporting unit in its Performance Solutions segment, which continued to represent a full impairment of goodwill in that reporting unit. This non-cash charge was recorded in the third quarter of 2019; and
•As a result of the annual goodwill impairment analysis performed in the fourth quarter of 2019, the estimated fair value of one of the reporting units in the Motorparts segment was lower than its carrying value and an impairment charge of $21 million was recognized, which was a full impairment of the goodwill in that reporting unit. Additionally, the estimated fair value of one of the reporting units in the Powertrain segment was determined to be lower than the carrying value, and a partial goodwill impairment charge of $18 million was recognized. At December 31, 2019, this reporting unit has $40 million of goodwill after recognizing the impairment. This non-cash charge was recorded in the fourth quarter of 2019.

As a result of the annual indefinite-lived intangible asset analysis performed in the fourth quarter of 2019, the estimated fair value of certain trade names and trademarks within the Motorparts segment were less than their carrying values. Accordingly, non-cash impairment charges of $133 million were recognized during the year ended December 31, 2019, both of which were partial impairments.

7.    Investment in Nonconsolidated Affiliates

The Company’s ownership interest in affiliates accounted for under the equity method is as follows:

	At December 31
	2021	2020
Anqing TP Goetze Piston Ring Company Limited (China)	35.7%	35.7%
Anqing TP Powder Metallurgy Co., Ltd (China)	20.0%	20.0%
Dongsuh Federal-Mogul Industrial Co. Ltd. (Korea)	50.0%	50.0%
Farloc Argentina SAIC Y F (Argentina)	23.9%	23.9%
Federal-Mogul Powertrain Otomotiv A.S. (Turkey)	50.0%	50.0%
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti. (Turkey)	25.0%	25.0%
Federal-Mogul TP Liners, Inc. (USA)	46.0%	46.0%
Frenos Hidraulicos Automotrices, S.A. de C.V. (Mexico)	49.0%	49.0%
JURID do Brasil Sistemas Automotivos Ltda. (Brazil)	19.9%	19.9%
KB Autosys Co., Ltd. (Korea)	20.6%	33.6%
Montagewerk Abgastechnik Emden GmbH (Germany)	50.0%	50.0%

The carrying amount of the Company’s investments in its nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $258 million and $287 million at December 31, 2021 and 2020.

The “Equity in earnings (losses) of nonconsolidated affiliates, net of tax” within the consolidated statements of income (loss) includes a non-cash reduction of $12 million for the year ended December 31, 2019, which represents amounts to recognize the basis difference between the fair value and book value of certain assets, including inventory, property, plant and equipment, and intangible assets as a result of finalizing the purchase price allocation related to Federal-Mogul LLC acquisition in 2019.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2021, the Company sold a portion of its investment in KB Autosys Co., Ltd. for cash proceeds of $8 million and recognized a loss on the sale of $4 million.

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company’s proportionate share:

	Year Ended December 31
	2021			2020			2019
Statements of Income	Otomotiv A.S.	Other	Total	Otomotiv A.S.	Other	Total	Otomotiv A.S.	Other	Total
Sales	$347	$621	$968	$285	$555	$840	$305	$630	$935
Gross profit	$102	$136	$238	$84	$115	$199	$79	$133	$212
Income from continuing operations	$86	$90	$176	$71	$74	$145	$63	$85	$148
Net income	$80	$78	$158	$65	$65	$130	$60	$76	$136

	December 31
	2021			2020
Balance Sheets	Otomotiv A.S.	Other	Total	Otomotiv A.S.	Other	Total
Current assets	$112	$489	$601	$167	$478	$645
Noncurrent assets	$166	$375	$541	$141	$321	$462
Current liabilities	$51	$178	$229	$29	$189	$218
Noncurrent liabilities	$80	$36	$116	$108	$15	$123

The following table is a summary of transactions with the Company’s nonconsolidated affiliates:

	Year Ended December 31
	2021	2020	2019
Net sales	$75	$89	$104
Purchases	$385	$320	$392
Royalty and other income (expense)	$9	$8	$10
The following table is a summary of amounts due to and from the Company’s nonconsolidated affiliates:

	December 31
	2021	2020
Receivables	$10	$17
Payables and accruals	$69	$86

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    Financial Instruments and Fair Value

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices, equity price risk associated with share-based compensation awards, and changes in interest rates, which may result in cash flow risks. For exposures not offset within its operations, the Company may enter into various derivative or other financial instrument transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes. In certain cases, the Company may or may not designate certain derivative instruments as hedges for accounting purposes. Designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.

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

Concentrations of Credit Risk
Financial instruments, including cash equivalents and derivative contracts, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s concentration of credit risk related to derivative contracts at December 31, 2021 and 2020 is not considered material to the consolidated financial statements.

Equity Price Risk
The Company has certain cash-settled share-based incentive compensation awards that are dependent upon the Company’s stock price. The related cash payouts increase as the stock price increases and decrease as the stock price decreases. The Company has entered into certain financial instruments that move in the opposite direction of the cash settlement of these awards. Based on the Company’s current position, these financial instruments mitigate the market risk related to the final settlement of the cash-settled share-based incentive compensation awards. Effective in the third quarter of 2021, investment options based on the Company’s stock price no longer exist under the incentive deferral plan and, at December 31, 2021, there are no deferred compensation balances correlated to the Company’s stock price. Refer to “Other Financial Instruments” section below for additional details on these liabilities and the related financial instruments used to reduce the Company’s equity price risk.

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

Foreign Currency Forward Contracts
The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables and intercompany loans. The Company calculates the fair value of its foreign currency contracts using currency forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. Derivative gains and losses associated with these foreign currency forward contracts are recognized in “Cost of sales (exclusive of depreciation and amortization)” in the consolidated statements of income (loss). The fair value of these derivative instruments at December 31, 2021 and 2020 is not considered material to the consolidated financial statements.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes by position the notional amounts for foreign currency forward contracts at December 31, 2021, all of which mature in the next twelve months:

Notional Amount
Long positions	$401
Short positions	$396

Other Financial Instruments
Cash-Settled Share and Index Swap Transactions
The Company has certain employee compensation arrangements, including deferred compensation and cash-settled share-based units granted under its long-term incentive plan, that are valued based on the Company’s stock price. The share equivalents outstanding related to deferred compensation and cash-settled share-based awards are as follows:

	December 31
	2021	2020
Restricted Stock Units (RSUs)	1,451,422	1,878,220
Performance Share Units (PSUs)	2,951,316	—
	4,402,738	1,878,220

Deferred compensation arrangements (a)	—	1,125,605

(a) At December 31, 2021, there are no share equivalents outstanding that are based on the Company’s stock price. On a prospective basis, the alternative for employees to invest their deferred compensation into these arrangements no longer exists.

The Company has entered into financial instruments to mitigate the risk associated with both the vested and unvested portions of its cash-settled share-based incentive compensation awards and, prior to September 30, 2021, its deferred compensation liability. The number of common share equivalents under these agreements at December 31, 2021 and 2020 was 3,100,000 and 1,700,000.

These financial instruments use the Company’s stock price as an observable input (level 2) in determining fair value. The estimated fair value of these financial instruments is as follows:

		December 31
	Balance sheet classification	2021	2020
Other financial instruments in asset positions(a)	Prepayments and other current assets	$35	$1

(a) There was a cash premium of $7 million at December 31, 2020 associated with these financial instruments, which is included in “Prepayments and other current assets” in the consolidated balance sheets, and none at December 31, 2021.

The gains and losses associated with these other financial instruments are recognized in “Selling, general, and administrative” in the consolidated statements of income (loss).

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

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI” or “OCL”) and makes reclassifying adjustments into “Cost of sales (exclusive of depreciation and amortization)” within the consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $34 million and $10 million at December 31, 2021 and 2020. Substantially all of the commodity price hedge contracts mature within one year.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company calculates the fair value of its commodity contracts using commodity forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of these derivative instruments at December 31, 2021 and 2020 is not considered material to the consolidated financial statements.

Net Investment Hedge—Foreign Currency Borrowings
At December 31, 2020, the Company had foreign currency denominated debt, of which €344 million or $420 million, was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company and was included in “Long-term debt” in the consolidated balance sheets. Changes to its carrying value were included in the consolidated statements of changes in shareholders’ equity in the foreign currency translation component of OCL and offset against the translation adjustments on the underlying net assets of those foreign subsidiaries and affiliates, which were also recorded in OCL. All of the outstanding foreign currency borrowings related to the net investment hedge were discharged on March 17, 2021, as a result, there are no outstanding foreign currency borrowings designated as a net investment hedge at December 31, 2021. The Company’s debt instruments are discussed further in Note 9, “Debt and Other Financing Arrangements”.

The following table represents the amount of gain (loss) recognized in accumulated other comprehensive income (loss) before any reclassifications into net income (loss) of derivative and non-derivative instruments designated as hedges:

	Year Ended December 31
	2021	2020	2019
Commodity price hedge contracts designated as cash flow hedges	$6	$4	$1
Foreign currency borrowings designated as net investment hedges	$—	$(74)	$20

The Company estimates approximately $2 million included in OCI or OCL at December 31, 2021 will be reclassified into net income (loss) within the following twelve months. Refer to Note 16, “Shareholders’ Equity” for further information.

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

As the net carrying values of the long-lived asset groups exceeded their fair values, the Company recorded long-lived asset impairment charges consisting of $65 million of definite-lived intangible assets and $455 million of property, plant and equipment, during the year ended December 31, 2020. Refer to Note 3, “Restructuring Charges, Net and Asset Impairments” for additional information on asset impairments and refer to Note 6, “Goodwill and Other Intangible Assets”, for additional information on the definite-lived intangible asset impairments.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Goodwill and Indefinite-Lived Intangible Assets
During the first quarter of 2020, the Company concluded it was more likely than not that the fair values of certain of its reporting units and its trade names and trademarks had declined below their carrying values as a result of the effects of the COVID-19 global pandemic on the Company’s projected financial information. The Company completed analyses to estimate the fair values of these reporting units and trade names and trademarks. The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable; however, these estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value, differences in assumptions could have a material effect on the results of the analyses.

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

For the indefinite-lived asset impairment analysis, the fair value is based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The primary inputs utilized in determining fair values of trade names and trademarks are (i) projected branded product sales, (ii) the revenue growth rate, (iii) the royalty rate, and (iv) the discount rate, which is risk-adjusted based on the projected branded sales.

Refer to Note 6, “Goodwill and Other Intangible Assets”, for additional information on the goodwill and indefinite-lived intangible asset impairments.

Financial Instruments Not Carried at Fair Value
Estimated fair value of the Company’s outstanding debt is as follows:

		December 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$4,998	$5,060	$5,153	$5,138

The fair value of the Company’s public senior notes and private borrowings under its New Credit Facility, as subsequently defined in Note 9, “Debt and Other Financing Arrangements”, is based on observable inputs, and any borrowings on the revolving credit facility approximate fair value. The Company also had $77 million and $180 million at December 31, 2021 and 2020 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9.    Debt and Other Financing Arrangements

Long-Term Debt
A summary of the Company’s long-term debt obligations is set forth in the following table:

	December 31, 2021			December 31, 2020
	Principal	Carrying Amount(a)	Effective Interest Rate	Principal	Carrying Amount(a)	Effective Interest Rate
Credit Facilities
Revolver Borrowings
Due 2023	$—	$—	—%	$—	$—	—%
Term Loans
LIBOR plus 1.75% Term Loan A due 2019 through 2023(b)	1,403	1,396	2.081%	1,530	1,520	2.876%
LIBOR plus 3.00% Term Loan B due 2019 through 2025(c)	1,649	1,606	3.911%	1,666	1,612	3.955%
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024(d)	225	223	5.560%	225	223	5.609%
$500 million of 5.000% Senior Notes due 2026(e)	500	496	5.171%	500	494	5.219%
Senior Secured Notes (i)
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024(f)	—	—	—%	366	370	4.620%
€350 million of 5.000% Euro Fixed Rate Notes due 2024(f)	—	—	—%	428	445	3.823%
$500 million of 7.875% Senior Secured Notes due 2029(g)	500	490	8.049%	500	489	8.212%
$800 million of 5.125% Senior Secured Notes due 2029(h)	800	787	5.306%	—	—	—%
Other debt, primarily foreign instruments(j)	26	26		24	23
		5,024			5,176
Less - maturities classified as current(j)		6			5
Total long-term debt		$5,018			$5,171

(a) Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $78 million and $82 million at December 31, 2021 and 2020. Total unamortized debt discount (premium), net was $1 million and $(20) million at December 31, 2021 and 2020.
(b) Principal and interest payable in 19 consecutive quarterly installments beginning March 31, 2019. At December 31, 2021, principal and interest is payable in seven remaining quarterly installments with $43 million being paid quarterly for seven quarters and the remainder at maturity. The interest rate on Term Loan A at December 31, 2020 was LIBOR plus 2.50%.
(c) Principal and interest payable in 27 consecutive quarterly installments of $4 million beginning March 31, 2019 and the remainder at maturity.
(d) Interest payable semiannually beginning on June 30, 2015 with principal due at maturity.
(e) Interest payable semiannually beginning on January 31, 2017 with principal due at maturity.
(f) The Company satisfied and discharged all of its 4.875% Euro Floating Rate Notes due 2024 and 5.000% Euro Fixed Rate Notes due 2024 on March 17, 2021.
(g) On November 30, 2020, the Company issued $500 million aggregate principal amount of 7.875% senior secured notes due January 15, 2029. Interest payable semiannually on January 15 and July 15 of each year beginning on July 15, 2021 with principal due at maturity.
(h) On March 17, 2021, the Company issued $800 million aggregate principal amount of 5.125% senior secured notes due April 15, 2029. Interest payable semiannually on April 15 and October 15 of each year beginning on October 15, 2021 with principal due at maturity.
(i) Rank equally in right of payment to all indebtedness under the New Credit Facility (as subsequently defined).
(j) Finance lease obligations included in other debt were $13 million and $8 million at December 31, 2021 and 2020. The maturities classified as current included the current portion of the finance lease obligations of $4 million and $3 million at December 31, 2021 and 2020. Refer to Note 14, “Leases” for additional information.

The Company has excluded the required payments, due within the next twelve months, under the Term Loan A and Term Loan B facilities totaling $170 million and $17 million from current liabilities at December 31, 2021, because the Company has the intent and ability to refinance the obligations on a long-term basis by using its revolving credit facility.

The aggregate maturities applicable to the long-term debt outstanding at December 31, 2021:

Aggregate Maturities
2022	$193
2023	$1,255
2024	$246
2025	$1,607
2026	$502

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Short-Term Debt
The Company’s short-term debt consists of the following:

	At December 31
	2021	2020
Maturities classified as current	$6	$5
Short-term borrowings(a)	51	157
Total short-term debt	$57	$162

Weighted average interest rate on outstanding short-term borrowings at end of year	3.2%	3.6%

(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

Credit Facilities
Financing Arrangements
The table below shows the Company’s borrowing capacity on committed credit facilities at December 31, 2021 (in billions):

	December 31, 2021
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$1.4
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2022-2028	—
		$1.4

(a)The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)At December 31, 2021, the Company had $69 million of outstanding letters of credit under the revolving credit facility, which reduces the available borrowings under the revolving credit facility. The Company also had $76 million of outstanding letters of credit under uncommitted facilities at December 31, 2021.

At December 31, 2021, the Company had liquidity of $2.3 billion comprised of $865 million of cash and $1.4 billion undrawn on its revolving credit facility. The Company had no outstanding borrowings on its revolving credit facility at December 31, 2021.

During the fourth quarter of 2021, the Company issued a $42 million letter of credit under its revolving credit facility and is included in the $69 million of total outstanding letters of credit at December 31, 2021, which reduces the available borrowings under its revolving credit facility. The letter of credit supports a 1.7 billion Mexican peso (approximately $82 million using the exchange rate at December 31, 2021) surety bond issued to the Mexican tax authority. The surety bond is required in order for the Company to enter into the judicial process to appeal a tax assessment and covers the amount of the assessment plus interest. The Company does not believe it is probable it will have to pay the assessment or related interest. The Company also received a second assessment during the fourth quarter of 2021 from the Mexican tax authority of 0.6 billion Mexican peso (approximately $28 million using the exchange rate at December 31, 2021) for a separate matter, which has not required the issuance of a surety bond at this time. The Company does not believe it is probable it will have to pay this second assessment or related interest.

At December 31, 2021 and 2020, the unamortized debt issuance costs related to the revolver of $11 million and $17 million are included in “Other assets” in the consolidated balance sheets.

Term Loans
On October 1, 2018, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the “New Credit Facility”), which has been amended by the first amendment, dated February 14, 2020 (the “First Amendment”), by the second amendment, dated February 14, 2020 (the “Second Amendment”), and by the third amendment, dated May 5, 2020 (the “Third Amendment”). The New Credit Facility provides $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility (“Term Loan A”) and a seven-year $1.7 billion term loan B facility (“Term Loan B”). During the year ended December 31, 2020, the Company paid $18 million in one-time fees in connection these amendments.

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

The New Credit Facility is secured by substantially all domestic assets of the Company, the subsidiary guarantors, and by pledges of up to 66% of the stock of certain first-tier foreign subsidiaries. The security for the New Credit Facility is pari passu with the security for the outstanding senior secured notes of Federal-Mogul that were assumed by the Company in connection with the acquisition and the senior secured notes the Company issued on November 30, 2020 and on March 17, 2021. If any foreign subsidiary of the Company is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of the Company in the chain of ownership of such foreign borrower.

New Credit Facility — Interest Rates and Fees
At December 31, 2021, after giving effect to the Third Amendment, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 1.75% and will remain at LIBOR plus 1.75% for each relevant period for which the Company’s consolidated net leverage ratio (as defined in the New Credit Facility) is less than 3.00 to 1 and greater than 2.50 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step down as follows:

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

The New Credit Facility prescribes for an alternative method of determining interest rates in the event LIBOR is not available.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
New Credit Facility — Other Terms and Conditions
The New Credit Facility contains representations and warranties, and covenants which are customary for debt facilities of this type. The Third Amendment provided relief from the financial maintenance covenants for the revolving credit facility and Term Loan A facility subject to the non-occurrence of certain covenant reset triggers (“Covenant Reset Triggers”) that limit certain activities of the Company by implementing more restrictive affirmative and negative covenants, as more fully described below. After giving effect to the Third Amendment, the financial maintenance covenants for the revolving credit facility and the Term Loan A facility include (i) a requirement to have a senior secured leverage ratio (as defined in the New Credit Facility), with step-downs, as detailed in the table below; (ii) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility), with step-downs, as follows:

(i) Senior secured net leverage ratio		(ii) Consolidated net leverage ratio
not greater than 8.75 to 1	at December 31, 2020	not greater than 4.50 to 1	at March 31, 2020
not greater than 8.25 to 1	at March 31, 2021	not greater than 5.25 to 1	at March 31, 2022
not greater than 4.50 to 1	at June 30, 2021	not greater than 4.75 to 1	at June 30, 2022
not greater than 4.25 to 1	at September 30, 2021	not greater than 4.25 to 1	at September 30, 2022
not greater than 4.00 to 1	at December 31, 2021	not greater than 3.75 to 1	thereafter
and (iii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1 as of March 31, 2020, 2.00 to 1 as of June 30, 2020, 1.50 to 1 through March 31, 2021, and 2.75 to 1 thereafter.

The Company may make a one-time election to revert back to the previous financial maintenance covenants in effect immediately prior to the Third Amendment (the “Prior Financial Covenants”) and terminate the applicability of the Covenant Reset Triggers upon delivery of a covenant reset certificate to the administrative agent under the New Credit Facility that attests to compliance with the Prior Financial Covenants as of the end of the relevant fiscal period (“Covenant Reset Certificate”).

If a Covenant Reset Trigger occurs, the financial maintenance covenants for the revolving credit facility and the Term Loan A facility revert back to the Prior Financial Covenants, including (i) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility), at the end of each fiscal quarter, with step-downs, as follows:

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

At December 31, 2021, the Company was in compliance with all the financial covenants of the New Credit Facility.

Senior Notes
At December 31, 2021, the Company had outstanding 5.375% senior unsecured notes due December 15, 2024 (“2024 Senior Notes”) and 5.000% senior unsecured notes due July 15, 2026 (“2026 Senior Notes” and together with the 2024 Senior Notes, the “Senior Unsecured Notes”). The Company also had outstanding 7.875% senior secured notes due January 15, 2029 (“7.875% Senior Secured Notes”) which were issued on November 30, 2020, and 5.125% senior secured notes due April 15, 2029 (“5.125% Senior Secured Notes”) which were issued on March 17, 2021. The 7.875% Senior Secured Notes and 5.125% Senior Secured Notes (collectively, the “Senior Secured Notes”) were outstanding at December 31, 2021.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On March 3, 2021, the Company provided notice of its intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 (the “2024 Fixed Rate Secured Notes”) and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (the “2024 Floating Rate Secured Notes” and, together with the 2024 Fixed Rate Secured Notes, the “2024 Secured Notes”). On March 17, 2021, the Company using the net proceeds of the offering of 5.125% Senior Secured Notes, together with cash on hand, satisfy and discharge each of the indentures governing the 2024 Secured Notes in accordance with their terms. As a result, the Company recorded a gain on extinguishment of debt of $8 million for the year ended December 31, 2021.

On December 14, 2020, the Company used the net proceeds from the 7.875% Senior Secured Notes offering, together with cash on hand, to redeem all of the outstanding 4.875% euro denominated senior secured notes due 2022. As a result of the redemption of the 4.875% euro denominated senior secured notes, the Company recorded a gain on extinguishment of debt of $2 million for the year ended December 31, 2020.

Senior Unsecured Notes: Under the indentures covering the Senior Unsecured Notes, the Company is permitted to redeem some or all of the outstanding Senior Unsecured Notes, at specified redemption prices that decline to par over a specified period, at any time (a) on or after December 15, 2019, in the case of the 2024 Senior Notes and (b) on or after July 15, 2021, in the case of the 2026 Senior Notes. The Company did not redeem any of the Senior Unsecured Notes during the year ended December 31, 2021.

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

Senior Secured Notes: The Senior Secured Notes are secured equally and ratably by a pledge of substantially all the Company’s subsidiaries’ domestic assets and by pledges of up to 66% of the stock of certain first-tier foreign subsidiaries. The security for the Senior Secured Notes is pari passu with the security for the New Credit Facility.

The Company is permitted to redeem some or all of the outstanding Senior Secured Notes at specified redemption prices that decline to par over a specified period, at any time (a) on or after January 15, 2024, in the case of the 7.875% Senior Secured Notes and (b) on or after April 15, 2024 in the case of the 5.125% Senior Secured Notes. In addition, the Company may redeem the 7.875% Senior Secured Notes at any time prior to January 15, 2024 and the 5.125% Senior Secured Notes at any time prior to April 15, 2024 at a redemption price equal to 100% of the principal amount thereof plus a “make-whole premium” as set forth in the indenture. Further, the Company may also redeem up to 40% of the 5.125% Senior Secured Notes with the proceeds of certain equity offerings at any time prior to April 15, 2024 at a redemption price of 105.125% of the principal amount thereto, and the Company may redeem up to 40% of the 7.875% Senior Secured Notes with the proceeds of certain equity offerings at any time prior to January 15, 2024 at a redemption price of 107.875% of the principal amount thereto.

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

The Company had designated a portion of the 2024 Secured Notes as a net investment hedge of its European operations. As such, the fluctuations in foreign currency exchange rates on the value of the designated 2024 Secured Notes was recorded to cumulative translation adjustment. Refer to Note 8, “Financial Instruments and Fair Value” for further details.

Senior Unsecured Notes and Senior Secured Notes - Other Terms and Conditions
The Senior Unsecured Notes and Senior Secured Notes contain covenants that, among other things, limit the ability of the Company to create liens and its subsidiaries to create liens on their assets and enter into sale and leaseback transactions. In addition, the indentures governing the Senior Secured Notes and 2024 Senior Notes also contain covenants that limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends, make distributions to stockholders and repurchase stock; (iii)  make investments; (iv) sell assets; (v) enter into transactions with the affiliates; and (vi) undertake mergers and consolidations.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

At December 31, 2021, the Company was in compliance with all of its financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

Other Debt
Other debt consists primarily of subsidiary debt and finance lease obligations.

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

At December 31, 2021 and 2020, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.0 billion and $1.0 billion, of which $0.5 billion and $0.4 billion relate to accounts receivable where the Company has continuing involvement. In addition, the deferred purchase price receivable was $51 million and $51 million at December 31, 2021 and 2020.

For the years ended December 31, 2021, 2020 and 2019, proceeds from the factoring of accounts receivable qualifying as sales were $5.2 billion, $4.1 billion and $5.0 billion, of which $3.9 billion, $3.3 billion and $4.2 billion were received on accounts receivable where the Company has continuing involvement.

For the years ended December 31, 2021, 2020 and 2019, the Company’s financing charges associated with the factoring of receivables, which are included in “Interest expense” in the consolidated statements of income (loss), were $19 million, $20 million and $31 million.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

	December 31
	2021	2020
Accrued rebates	$190	$191
Accrued freight	91	70
Operating lease liability	92	95
Accrued factoring payable	70	84
Non-income tax payable	69	128
Product return reserves	64	75
Restructuring liabilities	55	95
Accrued warranty	53	52
Accrued interest	41	29
Accrued professional services	40	46
Pension and postretirement benefits liability	38	43
Legal reserves	7	10
Environmental reserve	8	8
Other	409	262
	$1,227	$1,188
11.    Pension Plans, Postretirement and Other Employee Benefits

Defined Contribution Plans
The Company sponsors defined contribution plans that provide Company matching contributions for eligible U.S. salaried and hourly employees. Contributions are also made to certain non-U.S. defined contribution plans. The Company recorded expense for these defined contribution plans of approximately $78 million, $77 million and $76 million for the years ended December 31, 2021, 2020 and 2019.

Defined Benefit Plans
The Company sponsors defined benefit pension plans and health care and life insurance benefits for certain employees and retirees around the world. There are also unfunded nonqualified pension plans primarily covering U.S. executives, which are frozen with respect to future benefit accruals. The funding policy for defined benefit pension plans is to contribute the minimum required by applicable laws and regulations or to directly pay benefit payments where appropriate. At December 31, 2021, all legal funding requirements had been met. The Company expects to contribute $4 million to its U.S. pension plans, $46 million to its non-U.S. pension plans, and $18 million to its other postretirement plans in 2022.

Other Benefits
The Company also provides benefits to former or inactive employees paid after employment but before retirement. The liabilities for these postemployment benefits were $82 million and $81 million at December 31, 2021 and 2020.

Significant Events
In December 2021 and 2020, the Company recognized amendments to one of its U.S. postretirement health care benefit plans for certain retirees who will receive a fixed subsidy payment to purchase health care benefits on a marketplace exchange in lieu of the original plan’s medical benefits. The amendments to the plan resulted in negative plan amendments for the year ended December 31, 2021 and 2020. The Company reduced its obligation by $20 million with a corresponding decrease of $20 million in accumulated other comprehensive loss (net of taxes of $0 million) at December 31, 2021 and by $57 million with a corresponding decrease of $57 million in accumulated other comprehensive loss (net of taxes of $0 million) at December 31, 2020. The prior service credits generated by these negative plan amendments are being amortized on a straight-line basis as a reduction to net periodic postretirement benefit cost over participants’ average remaining life expectancy.

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

In December 2019, the Company approved an amendment for one of its U.S. postretirement benefit plans that eliminated health care and life insurance benefits in retirement for active salaried and nonunion hourly employees if benefits are not commenced by the earlier of (i) one-year from the date of separation, or (ii) July 1, 2021. In addition, the Company approved an amendment for another of its U.S. postretirement benefit plans to eliminate health care benefits for certain retirees. These actions reduced the Company’s obligations by $17 million with a corresponding decrease of $13 million to accumulated other comprehensive loss (net of taxes of $4 million) at December 31, 2019 and a non-cash curtailment gain of $7 million for the year ended December 31, 2019. The $17 million is being amortized on a straight-line basis as a reduction to net periodic postretirement benefit cost over participants’ average remaining service periods or remaining life expectancy.

During 2019, the Company also offered a voluntary lump sum window for one of its U.S. defined benefit pension plans to terminated vested participants that met certain eligibility criteria. These benefits were paid in December 2019 out of the pension plan assets and resulted in a non-cash settlement charge of $5 million for the year ended December 31, 2019.

The measurement date for all defined benefit plans is December 31. The following provides a reconciliation of the plans’ benefit obligations, plan assets, and funded status at December 31, 2021 and 2020:

	Pension Plans				Other Postretirement Benefits Plans
	U.S.		Non-U.S.
	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$1,383	$1,320	$1,122	$1,048	$237	$300
Service cost	2	1	26	25	—	—
Interest cost	31	41	17	18	6	9
Settlement	—	—	(5)	(17)	—	—
Administrative expenses/taxes paid	—	—	(5)	(5)	—	—
Plan amendments	—	1	—	—	(20)	(59)
Actuarial (gain)/loss	(45)	114	(39)	28	(16)	5
Other	—	—	—	2	—	—
Benefits paid	(93)	(94)	(43)	(44)	(18)	(18)
Participants’ contributions	—	—	1	1	1	—
Currency rate conversion and other	—	—	(50)	66	—	—
Benefit obligation, end of year	1,278	1,383	1,024	1,122	190	237
Change in plan assets:
Fair value of plan assets, beginning of year	1,145	1,062	571	523	—	—
Settlement	—	—	(5)	(17)	—	—
Actual return on plan assets	154	126	24	47	—	—
Administrative expenses/taxes paid	—	—	(5)	(5)	—	—
Employer contributions	4	51	41	42	17	18
Participants’ contributions	—	—	1	1	1	—
Benefits paid	(93)	(94)	(43)	(44)	(18)	(18)
Other	—	—	—	2	—	—
Currency rate conversion and other	—	—	(13)	22	—	—
Fair value of plan assets, end of year	1,210	1,145	571	571	—	—
Funded status of the plans	$(68)	$(238)	$(453)	$(551)	$(190)	$(237)

The actuarial gain arising during the year ended December 31, 2021 is primarily attributable to the increase in discount rates and asset returns exceeding the Company’s expected return on assets. The actuarial loss arising during the year ended December 31, 2020 is primarily due to a decrease in discount rates during the period, partially offset by asset returns exceeding the Company’s expected return on assets.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts recognized on the consolidated balance sheets consist of the following at December 31, 2021 and 2020:

	Pension Plans				Other Postretirement Benefits Plans
	U.S.		Non-U.S.
	2021	2020	2021	2020	2021	2020
Noncurrent assets	$—	$—	$75	$37	$—	$—
Current liabilities	(3)	(2)	(17)	(18)	(18)	(23)
Noncurrent liabilities (a)	(65)	(236)	(511)	(570)	(172)	(214)
	$(68)	$(238)	$(453)	$(551)	$(190)	$(237)

(a) Included in “Pension and postretirement benefits” within the consolidated balance sheets are postemployment benefits of $82 million and $81 million at December 31, 2021 and 2020 which are not included in the tables above.

Amounts recognized in accumulated other comprehensive loss for pension and postretirement benefits, pre-tax, consist of the following components at December 31, 2021 and 2020:

	Pension Plans				Other Postretirement Benefits Plans
	U.S.		Non-U.S.
	2021	2020	2021	2020	2021	2020
Actuarial (gain) loss	$144	$290	$108	$168	$14	$32
Prior service cost/(credit)	1	1	3	4	(109)	(99)
Total	$145	$291	$111	$172	$(95)	$(67)

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Plans				Other Postretirement Benefits Plans
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	2021	2020
Projected benefit obligation	$1,278	$645	$1,383	$743	$190	$237
Fair value of plan assets	$1,210	$117	$1,145	$155	$—	$—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	December 31, 2021		December 31, 2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$1,278	$602	$1,383	$696
Accumulated benefit obligation	$1,278	$561	$1,383	$654
Fair value of plan assets	$1,210	$81	$1,145	$118

The accumulated benefit obligation for all pension plans is $2,247 million and $2,446 million at December 31, 2021 and 2020.

Net periodic pension and postretirement benefits costs for the years ended December 31, 2021, 2020 and 2019, consist of the following components:

	Pension Plans						Other Postretirement Benefits Plans
	U.S.			Non-U.S.
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$2	$1	$2	$26	$25	$24	$—	$—	$1
Interest cost	31	41	53	17	18	24	6	9	13
Expected return on plan assets	(65)	(64)	(67)	(16)	(17)	(19)	—	—	—
Curtailment loss (gain)	—	—	—	—	—	—	—	(21)	(7)
Settlement loss	—	1	6	1	6	1	—	—	—
Net amortization:
Actuarial loss	12	6	5	8	8	5	2	2	4
Prior service cost (credit)	—	—	—	1	—	1	(10)	(7)	(8)
Net periodic costs	$(20)	$(15)	$(1)	$37	$40	$36	$(2)	$(17)	$3

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following assumptions were used in the accounting for the pension and other postretirement benefits plans for the years ended December 31, 2021, 2020, and 2019:

	Pension Plans						Other Postretirement Benefits Plans
	U.S.			Non-U.S.
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.8%	2.3%	3.2%	1.9%	1.5%	1.7%	2.9%	2.5%	3.2%
Rate of compensation increase	n/a	n/a	n/a	1.9%	1.8%	2.0%	n/a	n/a	n/a
Interest crediting rate	4.2%	4.2%	4.2%	1.8%	1.8%	1.8%	n/a	n/a	n/a

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.3%	3.2%	4.2%	1.5%	1.7%	2.6%	2.5%	3.2%	4.3%
Expected long-term return on plan assets	6.2%	6.3%	6.3%	2.9%	3.5%	4.0%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	1.8%	2.0%	2.0%	n/a	n/a	n/a
Interest crediting rate	4.2%	4.2%	4.2%	1.8%	1.8%	1.8%	n/a	n/a	n/a

Estimated future benefit payments are as follows:

	Pension Plans		Other Postretirement Benefits Plans
Year	U.S.	Non-U.S.
2022	$92	$51	$18
2023	$93	$48	$17
2024	$89	$46	$16
2025	$87	$48	$15
2026	$85	$50	$14
2027-2031	$380	$272	$61

Health Care Trend
The weighted average assumed health care cost trend rate used in determining next year’s postretirement health care benefits are as follows:

	Other Postretirement Benefits Plans
	2021	2020	2019
Initial health care cost trend rate	6.1%	6.3%	6.6%
Ultimate health care cost trend rate	4.9%	4.9%	4.9%
Year ultimate health care cost trend rate reached	2027	2027	2027

Long-term Rate of Return
The Company’s expected return on assets is established annually through analysis of anticipated future long-term investment performance for the plan based upon the asset allocation strategy and is primarily a long-term prospective rate. An analysis was performed in December 2021 resulting in changes to the expected long-term rate of return on assets. The weighted average long-term rate of return on assets for the U.S. pension plans decreased from 6.2% at December 31, 2020 to 5.6% at December 31, 2021, primarily attributable to a change in target asset allocation strategy. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans and decreased from 2.9% at December 31, 2020 to 2.7% at December 31, 2021.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
U.S. Plans: The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plans’ objectives. It is intended to reduce risk, provide long-term financial stability for the plan, and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the diversification of plan assets. As the funded status of the plans improved in 2021, the Company further mitigated risk by reducing plan assets allocated to equity investments and increasing plan assets allocated to fixed income investments. The Company’s investment strategy for the U.S. plans currently includes a target asset allocation of 54% equity investments and 46% fixed income investments.

Non-U.S. Plans: The Company’s non-U.S. plans are individually managed to different target levels depending on the investing environment in each country and the funded status of each plan, with a reduction in the allocation of assets to equity and an increase in the allocation of assets to fixed income securities at higher funded ratios. The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Pension plan assets were invested in the following classes of securities:

	Percentage of Fair Market Value
	December 31, 2021
	U.S.	Non-U.S.
Equity securities	53%	14%
Fixed income securities	41%	59%
Insurance contracts	—%	20%
Other	6%	7%

The assets of some of the Company’s pension plans are invested in trusts that permit commingling of the assets of more than one employee benefit plan for investment and administrative purposes. Each of the plans participating in the trust has interests in the net assets of the underlying investment pools.

The following table presents the Company’s defined benefit plan assets measured at fair value by asset class:

	Fair Value Level at December 31, 2021
	U.S.				Non-U.S.
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments with registered investment companies:
Equity securities	$488	$—	$—	$488	$1	$—	$—	$1
Fixed income securities	106	—	—	106	11	—	—	11
Real estate and other	—	—	—	—	—	—	—	—
Equity securities	4	—	—	4	4	38	—	42
Debt securities:
Corporate and other	—	163	—	163	—	—	—	—
Government	115	46	—	161	4	176	—	180
Real Estate and other	—	—	—	—	1	29	—	30
Insurance contracts	—	—	—	—	—	—	113	113
Hedge funds	—	—	11	11	—	—	—	—
Cash and equivalents	62	—	—	62	12	—	—	12
Total	$775	$209	$11	$995	$33	$243	$113	$389
Plan assets measured at net asset value
Equity securities				$149				$31
Government debt securities				—				103
Corporate and other debt securities				66				48
Total plan assets measured at net asset value				215				182
Net plan assets				$1,210				$571

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Level at December 31, 2020
	U.S.				Non-U.S.
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments with registered investment companies:
Equity securities	$374	$—	$—	$374	$1	$—	$—	$1
Fixed income securities	140	—	—	140	12	—	—	12
Real estate and other	21	—	—	21	—	—	—	—
Equity securities	242	—	—	242	21	42	—	63
Debt securities:
Corporate and other	—	13	—	13	10	—	—	10
Government	25	39	—	64	14	189	—	203
Real Estate and other	—	—	—	—	1	30	—	31
Insurance contracts	—	—	—	—	—	—	113	113
Hedge funds	—	—	17	17	—	—	—	—
Cash and equivalents	80	—	—	80	5	—	—	5
Total	$882	$52	$17	$951	$64	$261	$113	$438
Plan assets measured at net asset value
Equity securities				$137				$84
Government debt securities				—				36
Corporate and other debt securities				57				13
Total plan assets measured at net asset value				194				133
Net plan assets				$1,145				$571

The Company’s level 1 assets were valued using market prices based on daily NAV or prices available daily through a public stock exchange. Its level 2 assets were valued primarily using market prices, sometimes net of estimated realization expenses, and based on broker/dealer markets or in commingled funds where NAV is not available daily or publicly. For insurance contracts, the estimated surrender value of the policy was used to estimate fair market value.

The activity attributable to U.S. and non-U.S. Level 3 defined benefit pension plan investments was not significant in the years ended December 31, 2021, 2020, and 2019.

The following table contains information about significant concentrations of risk, including all individual assets that make up more than 5% of the total assets and any direct investments in Tenneco stock:

Asset Category	Fair Value Level	Fair Value	Percentage of Total Assets
2021:
Tenneco stock	1	$4	0.2%
2020:
Tenneco stock	1	$4	0.2%

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12.    Income Taxes

The U.S. and non-U.S. components of the Company’s earnings (loss) before income taxes and noncontrolling interests are as follows:

	Year Ended December 31
	2021	2020	2019
U.S. earnings (loss)	$(395)	$(884)	$(599)
Non-U.S. earnings (loss)	677	(117)	398
Earnings (loss) before income taxes and noncontrolling interests	$282	$(1,001)	$(201)

The following table is a comparative analysis of the components of income tax expense (benefit):

	Year Ended December 31
	2021	2020	2019
Current —
U.S. federal	$(4)	$(11)	$8
U.S. state and local	1	1	1
Non-U.S.	173	168	161
	170	158	170
Deferred —
U.S. federal	(1)	336	(101)
U.S. state and local	—	35	(13)
Non-U.S.	13	(70)	(37)
	12	301	(151)
Income tax expense (benefit)	$182	$459	$19

The following table is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (21% for 2021, 2020 and 2019) to the income tax expense (benefit) reflected in the consolidated statements of income (loss):

	Year Ended December 31
	2021	2020	2019
Income tax expense (benefit) computed at the statutory U.S. federal income tax rate	$59	$(210)	$(42)
Increases (reductions) in income tax expense resulting from:
Non-U.S. income taxed at different rates	17	2	8
U.S. state and local taxes on income, net of U.S. federal income tax benefit	(33)	(26)	(14)
Changes in valuation allowance for tax loss carryforwards and credits	175	605	36
Tax credits and R&D incentives	(21)	(15)	(19)
Non-U.S. earnings subject to U.S. federal income tax	69	18	12
Non-deductible expenses / non-taxable items	24	15	16
Goodwill impairment and other non-deductible impairment	—	65	22
Tax contingencies	(72)	2	(7)
Gains on transfers of subsidiaries	—	—	21
Nonconsolidated affiliates	(11)	(10)	(8)
Other	(25)	13	(6)
Income tax expense (benefit)	$182	$459	$19

The tax expense recorded for the year ended December 31, 2021 includes valuation allowances in U.S. federal and state, as well as certain non-U.S. jurisdictions resulting in the Company’s inability to realize an income tax benefit for losses incurred. The Company has released $54 million of unrecognized tax benefits with a corresponding adjustment of $54 million to the Company’s valuation allowance as a result of the conclusion of income tax examinations in the first quarter of 2021.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax expense recorded for the year ended December 31, 2020 included a $507 million tax expense relating to the full valuation allowance established for the U.S. deferred tax assets. The remaining $98 million of tax expense for changes in valuation allowances for deferred taxes relates to non-U.S. jurisdictions for which a reserve had been established in a previous year. During the first quarter of 2020, the Company concluded it was “more-likely-than-not” that the fair values of certain of its indefinite-lived intangible assets had declined to below their carrying values as a result of the effects of the COVID-19 global pandemic and completed a goodwill impairment analysis. As a result, the Company recorded $65 million of tax effect relating to goodwill and indefinite-lived intangible impairment.

The tax expense recorded for the year ended December 31, 2019 included tax benefits of $33 million relating to a valuation allowance release for an entity in Spain, $22 million of tax expense relating to a goodwill impairment and $21 million of tax expense relating to gains on transfers of subsidiaries for entities in China and Luxembourg.

The components of the Company’s net deferred tax assets were as follows:

	December 31
	2021	2020
Deferred tax assets —
Tax loss carryforwards:
U.S. federal	$11	$—
U.S. state	45	34
Non-U.S.	736	630
Tax credits	305	276
Postretirement benefits other than pensions	19	19
Pensions	80	148
Payroll accruals	33	31
Property, plant and equipment	205	244
Research expense capitalized for tax	121	102
Interest expense carryforward	56	—
Intangibles	25	—
Other accruals	205	216
Total deferred tax assets before valuation allowance	1,841	1,700
Less: Valuation allowance	(1,589)	(1,428)
Total deferred tax assets	252	272
Deferred tax liabilities —
Intangibles	—	11
Other liabilities	91	65
Total deferred tax liabilities	91	76
Net deferred tax assets	$161	$196

U.S. state tax loss carryforwards have been presented net of uncertain tax positions that, if realized, would reduce tax loss carryforwards in 2021 and 2020 by $1 million and $3 million. Additionally, non-U.S. tax loss carryforwards, have been presented net of uncertain tax positions that, if realized, would reduce tax loss carryforwards in 2021 and 2020 by $29 million and $43 million.

The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the sudden and sharp decline in industry demand, and the temporary suspension of production at the Company’s U.S. manufacturing facilities as a result of the COVID-19 global pandemic, it incurred a significant U.S. pre-tax loss for the year ended December 31, 2020. The results did not provide enough positive evidence of profitability of the U.S. operations, therefore, the realizability of the U.S. deferred tax assets was assessed. Combined with restructuring, impairment, and integration expenses, the Company had a cumulative loss for the three-year period ended December 31, 2020. The Company concluded that it was “more-likely-than-not” that it would not be able to utilize the U.S. deferred tax assets. Therefore, the Company established a full valuation allowance against the deferred tax assets in the U.S. during 2020.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s U.S. operations remain in a cumulative loss for the three-year period ended December 31, 2021. Under the current tax laws, the valuation allowance will not limit the Company’s ability to utilize the U.S. deferred tax assets provided it can generate sufficient future taxable income in the U.S. The Company anticipates it will continue to record a valuation allowance against the losses until such time as they are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. This position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.

As a result of the valuation allowances recorded for $1,589 million and $1,428 million at December 31, 2021 and 2020, the Company has potential tax assets that were not recognized on its consolidated balance sheets. These unrecognized tax assets resulted primarily from non-U.S. tax loss carryforwards, U.S. federal and non-U.S. tax credit carryforwards, U.S. interest expense carryforward, and U.S. federal and state net operating losses (“NOLs”) that are available to reduce future tax liabilities.

The Company’s state NOLs expire at various tax years from 2022 through 2041 or have unlimited carryforward potential. The Company’s non-U.S. NOLs expire at various tax years from 2022 through 2050 or have unlimited carryforward potential. The Company’s U.S. federal NOL has an unlimited carryforward potential.

The Company has tax credit carryforwards in various U.S. and non-U.S. jurisdictions, these tax credit carryforwards expire at various times from 2022 through 2051 or have unlimited carryforward potential.

The Company does not provide for U.S. income taxes on unremitted earnings of non-U.S. subsidiaries, except for the earnings of certain operations in China, Korea, India and Spain, as its present intention is to reinvest the unremitted earnings in the Company’s non-U.S. operations. Unremitted earnings of non-U.S. subsidiaries were approximately $2.6 billion at December 31, 2021 and the Company estimated the amount of U.S. and non-U.S. income taxes that would be accrued or paid upon remittance of the assets that represent those unremitted earnings was $129 million.

Tax benefits from uncertain tax positions may be recognized when it is “more likely than not” that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognizes interest and penalties relating to uncertain tax positions as part of income tax expense (benefit).

A reconciliation of the Company’s uncertain tax positions is as follows:

	2021	2020	2019
Uncertain tax positions —
Balance at beginning of period	$208	$215	$224
Gross increases in tax positions in current period	6	4	12
Gross increases in tax positions in prior period	2	14	4
Gross decreases in tax positions in prior period	(67)	(7)	(5)
Gross decreases — settlements	—	—	(12)
Gross decreases — statute of limitations expired	(21)	(18)	(8)
Balance at end of period	$128	$208	$215

At December 31, 2021 and 2020, there were $44 million and $70 million of unrecognized tax benefits that if recognized would favorably affect our effective tax rate in the future.

Total interests and penalties related to uncertain tax positions recognized as part of income tax benefit was $1 million for the year ended December 31, 2021 and income tax expense was $2 million and $1 million for the years ended December 31, 2020 and 2019. At December 31, 2021 and 2020, the Company had accrued liabilities for interest and penalties of $17 million and $18 million related uncertain tax positions.

The Company’s uncertain tax position at December 31, 2021 and 2020 included exposures relating to the disallowance of deductions, global transfer pricing, and various other issues. The Company released $54 million of unrecognized tax benefits with a corresponding adjustment of $54 million to the Company’s valuation allowance as a result of the conclusion of income tax examinations in the first quarter of 2021. The Company believes it is reasonably possible that a decrease of up to $41 million in unrecognized tax benefits related to the expiration of U.S. and non-U.S. statute of limitations and the conclusion of income tax examinations may occur within the next twelve months.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is subject to taxation in the U.S. and various state and non-U.S. jurisdictions. At December 31, 2021, the Company’s tax years open to examination in primary jurisdictions are as follows:

Open To Tax Year
United States	2012
Belgium	2018
Brazil	2017
China	2012
France	2014
Germany	2012
India	2008
Italy	2016
Mexico	2014
Poland	2016
Spain	2017
United Kingdom	2016

13.    Commitments and Contingencies

Capital Commitments
The Company estimates expenditures aggregating to approximately $59 million will be required after December 31, 2021 to complete facilities and projects authorized at such date, and it has made substantial commitments in connection with these facilities and projects.

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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. At December 31, 2021, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company’s estimated share of environmental remediation costs for all these sites is recognized in the consolidated balance sheets as follows:

	December 31
	2021	2020
Accrued expenses and other current liabilities	$8	$8
Deferred credits and other liabilities	23	26
	$31	$34

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In addition to amounts described above, the Company estimates it will make expenditures for property, plant and equipment for environmental matters of approximately $9 million in 2022 and $1 million in 2023.

Based on information known to the Company from site investigations and the professional judgment of consultants, the Company has established reserves it believes are adequate for these costs. Although the Company believes these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates, difficult to quantify based on the complexity of the issues, and are subject to revision as more information becomes available about the extent of remediation required. At some sites, the Company expects other parties will contribute to the remediation costs. In addition, certain environmental statutes provide the Company’s liability could be joint and several, meaning the Company could be required to pay amounts in excess of its share of remediation costs. The financial strength of the other PRPs at these sites has been considered, where appropriate, in the determination of the estimated liability. The Company does not believe any potential costs associated with its current status as a PRP, or as a liable party at the other locations referenced herein, will be material to its consolidated financial position, results of operations, or liquidity.

At December 31, 2021 and 2020, the Company has indemnifications in place on certain of these environmental reserves, which is not considered material to its consolidated financial statements.

Other Legal Proceedings, Claims and Investigations
For many years, the Company has been and continues to be subject to lawsuits initiated by claimants alleging health problems as a result of exposure to asbestos. The Company’s current docket of active and inactive cases is approximately 500 cases in the U.S. and less than 50 in Europe.

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

As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, the Company may experience an increased number of these claims. The Company vigorously defends itself against these claims as part of its ordinary course of business. In future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to the Company. To date, with respect to claims that have proceeded sufficiently through the judicial process, the Company has regularly achieved favorable resolutions. Accordingly, the Company presently believes that these asbestos-related claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

While the Company vigorously defends itself against all of these legal proceedings, claims, and investigations and takes other actions to minimize its potential exposure, in future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including the Company’s assessment of the merits of the particular claim, the Company does not expect these legal proceedings, claims or investigations currently pending against it will have any material adverse effect on its consolidated financial position, results of operations or liquidity.

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

The Company maintains ARO liabilities in the consolidated balance sheets as follows:

	December 31
	2021	2020
Accrued expenses and other current liabilities(a)	$10	$2
Deferred credits and other liabilities	4	12
	$14	$14

(a) Includes liabilities held for sale for $9 million at December 31, 2021, and none at December 31, 2020. Refer to Note 2, “Summary of Significant Accounting Policies”, for additional information on assets and liabilities held for sale.

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

The following represents the changes in the Company’s warranty accrual accounts:

	Year Ended December 31
	2021	2020	2019
Balance at beginning of period	$62	$54	$45
Accruals and revisions to estimates	52	28	32
Settlements	(44)	(21)	(23)
Foreign currency	(1)	1	—
Balance at end of period	$69	$62	$54

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

Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable portion of lease payments is not included in the computation of the right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred and are included in “Cost of sales (exclusive of depreciation and amortization)”, “Selling, general, and administrative” and “Engineering, research, and development” within the consolidated statements of income (loss).

The Company’s lease agreements do not include significant restrictions or covenants and residual value guarantees are generally not included within its operating leases.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The components of lease expense were as follows:

	Year Ended December 31
	2021	2020	2019
Operating lease expense	$126	$122	$131
Finance lease expense (amortization of right-of-use assets)	5	2	1
Short-term lease expense	8	6	13
Variable lease expense	6	24	26
Sublease income	(4)	(1)	(1)
Total lease expense	$141	$153	$170

Other information related to leases was as follows:

	Year Ended December 31
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126	$143	$160
Financing cash flows from finance leases	$4	$2	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$94	$98	$170
Finance leases	$6	$7	$—

Supplemental balance sheet information related to leases was as follows:

	December 31
	2021	2020
Operating leases
Other assets	$319	$328

Accrued expenses and other current liabilities	$92	$95
Deferred credits and other liabilities	240	241
Total operating lease liabilities	$332	$336

Finance leases
Property, plant and equipment, cost	$24	$13
Accumulated depreciation and amortization	(10)	(6)
Total finance lease right-of-use assets	$14	$7

Short-term debt, including current maturities of long-term debt	$4	$3
Long-term debt	9	5
Total finance lease liabilities	$13	$8

Maturities of lease liabilities under non-cancellable leases at December 31, 2021 were as follows:

Year ending December 31	Operating leases	Finance leases
2022	$100	$5
2023	79	4
2024	53	3
2025	37	2
2026	25	—
Thereafter	68	—
Total future undiscounted lease payments	362	14
Less: imputed interest	(30)	(1)
Total reported lease liability	$332	$13

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31
	2021		2020
	Weighted average remaining lease term (in years)	Weighted average discount rate	Weighted average remaining lease term (in years)	Weighted average discount rate
Operating leases	6.16	3.42%	5.38	3.63%
Finance leases	3.35	2.66%	3.97	3.07%

15.     Share-Based Compensation

The Company’s current long-term incentive compensation plan was adopted in 2021 and is known as the Tenneco Inc. 2021 Long-Term Incentive Plan (“2021 LTIP”). The types of awards that may be granted under the 2021 LTIP and its predecessor plan are common stock, stock options (both incentive and non-qualified stock options), stock appreciation rights (“SARs”), Full Value Awards (including bonus stock, stock units, restricted stock, restricted stock units (“RSUs”), deferred stock units, performance stock, and performance stock units (“PSUs”)), and cash incentive awards (including long-term performance units (“LTPUs”)).

Under the 2021 LTIP, each share underlying a full value award subsequently issued counts as one share against total plan availability and share-settled awards are settled through the issuance of new shares of Class A Common Stock. At December 31, 2021, up to 2.7 million shares of our common stock remain available for delivery under the 2021 LTIP.

Restricted stock awards are generally granted to directors and vest on the grant date. RSUs (both cash-settled and share-settled) are time-based service awards and generally vest according to a three-year graded vesting schedule. One-third of the award will vest on the first anniversary of the grant date, one-third of the award will vest on the second anniversary, and one-third of the award will vest on the third anniversary. The Company recognizes compensation cost on a straight-line basis for awards with service only conditions that have a graded vesting schedule. PSU (cash-settled and share-settled) awards generally have a three-year performance period and cliff vest at the end of the period based upon achievement of performance targets based upon the Company’s operating performance.

The fair values of restricted stock and RSUs (cash-settled and share-settled) are determined using the average of the high and low trading price of the Company’s common stock on the date of measurement. The fair value of PSUs is determined using the probability weighted factors for performance conditions combined with a Monte Carlo simulation model for market conditions.

Cash-Settled Awards
The Company grants RSUs and PSUs to certain key employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until the date of settlement. Additionally, compensation expense for PSUs is recognized ratably over the requisite service period if it is probable the performance target related to the PSUs will be achieved and subsequently adjusted if this probability assessment changes. The PSUs have the potential to pay out between zero and 200% based on performance target achievement. Cash-settled share-based compensation expense is included in “Selling, general, and administrative” expenses in the consolidated statements of income (loss).

In the first quarter of 2020, cash-settled LTPUs, with the value of each award based on cash targets, were granted. In the fourth quarter of 2020, the LTPUs were amended whereby the LTPUs were converted to PSUs and are now cash-settled share-based awards. The performance targets for the related modification were approved on February 3, 2021, with the grant date of the modified LTPUs (now PSUs) being the same date.

Total cash-settled share-based compensation expense as well as cash paid for cash-settled awards is as follows:

	Year Ended December 31
	2021	2020	2019
Total compensation expense - cash-settled (net of tax)	$14	$2	$3
Cash paid for cash-settled awards	$9	$4	$7

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the number of cash-settled share-based units outstanding:

	December 31
	2021	2020
RSUs	1,451,422	1,878,220
PSUs	2,951,316	—
	4,402,738	1,878,220

At December 31, 2021 and 2020, the liability of all cash-settled RSUs was $6 million and $3 million. The liability of all cash-settled PSUs at December 31, 2021 was $10 million, and there were no outstanding cash-settled PSUs at December 31, 2020.

At December 31, 2021, $30 million in unrecognized costs on the cash-settled awards is expected to be recognized over a weighted average period of approximately two years.

Share-Settled Awards
The Company grants RSUs and PSUs to certain key employees that are payable in common stock. These awards are settled in shares upon vesting, and valued at the grant date fair value with compensation expense being recognized in proportion to the completed requisite period up until the date of settlement. Additionally, compensation expense for PSUs is recognized ratably over the requisite service period if it is probable the performance target related to the PSUs will be achieved and subsequently adjusted if this probability assessment changes. Share-settled share-based compensation expense is included in “Selling, general, and administrative” in the consolidated statements of income (loss).

Total share-settled share-based compensation expense is as follows:

	Year Ended December 31
	2021	2020	2019
Total compensation expense - share-settled (net of tax)	$18	$13	$19

The following table reflects the changes in share-settled RSUs and share-settled PSUs for the twelve months ended December 31, 2021:

	Share-Settled RSUs		Share-Settled PSUs
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	2,118,605	$26.00	527,105	$36.37
Granted	2,132,148	10.91	—	—
Vested	(862,999)	31.86	(57,794)	49.18
Forfeited	(270,696)	15.73	(141,015)	46.14
Nonvested balance at end of period	3,117,058	$13.94	328,296	$24.72
The following table represents the total fair value of vested restricted stock, vested share-settled RSUs, and vested share-settled PSUs:

	Year Ended December 31
	2021	2020	2019
Restricted stock	$1	$4	$8
Share-settled RSUs	$15	$11	$5
Share-settled PSUs	$3	$—	$—

At December 31, 2021, approximately $18 million of total unrecognized compensation costs is expected to be recognized on the share-settled awards over a weighted average period of approximately two years.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16.    Shareholders’ Equity

Common Stock
Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A Voting Common Stock (“Class A Common Stock”) at December 31, 2021 and 2020. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Non-Voting Common Stock (“Class B Common Stock”) at December 31, 2021 and 2020.

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock			Class B Common Stock
	Year Ended December 31			Year Ended December 31
	2021	2020	2019	2021	2020	2019
Shares issued at beginning of period	75,714,163	71,727,061	71,675,379	20,308,454	23,793,669	23,793,669
Issuance pursuant to benefit plans	1,021,223	640,112	113,916	—	—	—
Restricted stock forfeited and withheld for taxes	(330,652)	(138,225)	(70,672)	—	—	—
Stock options exercised	—	—	8,438	—	—	—
Class B common stock converted to Class A common stock	20,308,454	3,485,215	—	(20,308,454)	(3,485,215)	—
Shares issued at end of period	96,713,188	75,714,163	71,727,061	—	20,308,454	23,793,669

Treasury stock	14,592,888	14,592,888	14,592,888	—	—	—
Total shares outstanding	82,120,300	61,121,275	57,134,173	—	20,308,454	23,793,669

Class B Common Stock Conversion
Effective April 1, 2020, Icahn Enterprises L.P. (“IEP”) and its affiliates exercised their right to convert 3,485,215 shares of the Company’s Class B Common Stock into 3,485,215 shares of the Company’s Class A Common Stock.

During the year ended December 31, 2021, IEP and its affiliates converted all of its remaining 20,308,454 shares of the Company’s Class B Common Stock into 20,308,454 shares of Class A Common Stock.

Share Repurchase Program
We presently have no share repurchase program in place.

During 2015, the Company’s Board of Directors approved a share repurchase program, authorizing it to repurchase up to $550 million of its then outstanding Class A Common Stock over a three-year period (“2015 Program”). In February 2017, the Company’s Board of Directors authorized the repurchase of up to $400 million of its then outstanding Class A Common Stock over the next three years (“2017 Program”). The 2017 Program included $112 million that remained authorized under the 2015 Program. The Company generally acquires the shares through open market or privately negotiated transactions, and has historically utilized cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations. The remaining $231 million authorized for share repurchases under the 2017 Program expired at December 31, 2019. During the year ended December 31, 2019, no shares were repurchased under the 2017 Program.

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at both December 31, 2021 and 2020. No shares of preferred stock were issued or outstanding at those dates.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accumulated Other Comprehensive Income (Loss)
The following represents the Company’s changes in accumulated other comprehensive income (loss) by component:

	Year Ended December 31
	2021	2020	2019
Foreign currency translation adjustment:
Balance at beginning of period	$(395)	$(369)	$(395)
Other comprehensive income (loss) before reclassifications	(76)	(26)	23
Income tax benefit (provision)	—	—	3
Balance at end of period	(471)	(395)	(369)
Defined benefit plans:
Balance at beginning of period	(353)	(342)	(297)
Other comprehensive income (loss) before reclassifications	221	(8)	(46)
Reclassification from other comprehensive income (loss)	14	(5)	7
Income tax benefit (provision)	(8)	2	(6)
Balance at end of period	(126)	(353)	(342)
Cash flow hedges:
Balance at beginning of year	4	—	—
Other comprehensive income (loss) before reclassifications	6	4	1
Reclassification from other comprehensive income (loss)	(8)	—	(1)
Balance at end of period	2	4	—

Accumulated other comprehensive loss at end of year	$(595)	$(744)	$(711)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	$(7)	$14	$(10)

17.    Earnings (Loss) per Share

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

Earnings (loss) per share of common stock outstanding were computed as follows:

	Year Ended December 31
	2021	2020	2019
Net income (loss) attributable to Tenneco Inc.	$35	$(1,521)	$(334)
Basic earnings (loss) per share —
Average shares of common stock outstanding	82,218,480	81,378,474	80,904,060
Earnings (loss) per average share of common stock	$0.43	$(18.69)	$(4.12)
Diluted earnings (loss) per share —
Average shares of common stock outstanding	82,218,480	81,378,474	80,904,060
Effect of dilutive securities:
Restricted stock, RSUs and PSUs	1,381,547	—	—
Average shares of common stock outstanding including dilutive securities	83,600,027	81,378,474	80,904,060
Earnings (loss) per average share of common stock	$0.42	$(18.69)	$(4.12)

Weighted average number of antidilutive stock-based awards excluded from the calculation of diluted earnings per share	1,787,410	2,346,904	1,868,274

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.    Segment and Geographic Area Information

Tenneco consists of four operating segments, Motorparts, Performance Solutions, Clean Air, and Powertrain:
•The Motorparts segment designs, manufactures, sources, markets, and distributes a broad portfolio of brand-name products in the global vehicle aftermarket while also servicing the OES market. Motorparts products are organized into categories, including shocks and struts, steering and suspension, braking, sealing, emissions control, engine, and maintenance;
•The Performance Solutions segment designs, manufactures, markets, and distributes a variety of products and systems designed to optimize the ride experience to a global OE customer base, including noise, vibration, and harshness performance materials, advanced suspension technologies, ride control, braking, and systems protection;
•The Clean Air segment designs, manufactures, and distributes a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning, and weight on a vehicle for light vehicle, commercial truck, and off-highway OE customers; and
•The Powertrain segment designs, manufactures, and distributes a variety of OE powertrain products for light vehicle, commercial truck, off-highway, and industrial applications to OE customers for use in new vehicle production and OES parts to support their service and distribution channels.

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

Segment results are as follows:

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Reclass & Elims	Total
Year Ended December 31, 2021
Revenues from external customers	$2,991	$2,908	$8,135	$4,001	$18,035	$—	$18,035
Intersegment revenues	$44	$92	$19	$193	$348	$(348)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$12	$1	$—	$44	$57	$—	$57
Year Ended December 31, 2020
Revenues from external customers	$2,725	$2,502	$6,721	$3,431	$15,379	$—	$15,379
Intersegment revenues	$31	$105	$21	$141	$298	$(298)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$9	$1	$—	$37	$47	$—	$47
Year Ended December 31, 2019
Revenues from external customers	$3,167	$3,100	$7,121	$4,062	$17,450	$—	$17,450
Intersegment revenues	$40	$158	$—	$160	$358	$(358)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$7	$4	$—	$32	$43	$—	$43

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment EBITDA including noncontrolling interests and the reconciliation to earnings (loss) before interest expense, income taxes, and noncontrolling interests are as follows:

	Year Ended December 31
	2021	2020	2019
EBITDA including noncontrolling interests by Segments:
Motorparts	$375	$155	$184
Performance Solutions	119	(634)	114
Clean Air	584	440	582
Powertrain	346	169	257
Total reportable segments	1,424	130	1,137
Corporate	(275)	(215)	(343)
Depreciation and amortization	(593)	(639)	(673)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	556	(724)	121
Interest expense	(274)	(277)	(322)
Income tax (expense) benefit	(182)	(459)	(19)
Net income (loss)	$100	$(1,460)	$(220)

The following customers each accounted for 10% or more of the Company’s net sales in the last three years. The net sales to both customers were across all segments.

Customer	2021	2020	2019
General Motors Company	11%	11%	11%
Ford Motor Company	10%	10%	10%

	Revenues from external customers (b)			Long-lived assets (c)
	Year Ended December 31			December 31
	2021	2020	2019	2021	2020
United States	$6,159	$5,151	$6,203	$954	$1,061
China	3,219	2,817	2,377	738	713
Germany	2,202	1,793	2,227	483	532
Mexico	1,014	900	959	243	247
Poland	988	822	925	313	335
India	617	414	475	165	160
Belgium	501	437	236	47	54
United Kingdom	305	361	568	126	114
Other Foreign (a)	3,030	2,684	3,480	911	956
Consolidated	$18,035	$15,379	$17,450	$3,980	$4,172

(a)Revenues from external customers and long-lived assets for individual foreign countries other than China, Germany, Mexico, Poland, India, Belgium, and United Kingdom are not individually material.
(b)Revenues are attributed to countries based on the origin of sales.
(c)Long-lived assets include all long-term assets except goodwill, intangibles, and deferred tax assets.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows cash payments for property, plant and equipment by reportable segment:

	Year Ended December 31
	2021	2020	2019
Cash payments for property, plant and equipment:
Motorparts	$39	$23	$61
Performance Solutions	84	89	199
Clean Air	129	109	208
Powertrain	128	159	250
Other unallocated assets	7	14	26
Total	$387	$394	$744

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

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company’s key growth strategies. In the following table, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Year Ended December 31, 2021
OE - Substrate	$—	$—	$4,291	$—	$4,291
OE - Value add	—	2,832	3,844	4,001	10,677
Aftermarket	2,991	76	—	—	3,067
Total	$2,991	$2,908	$8,135	$4,001	$18,035
Year Ended December 31, 2020
OE - Substrate	$—	$—	$3,355	$—	$3,355
OE - Value add	—	2,446	3,366	3,431	9,243
Aftermarket	2,725	56	—	—	2,781
Total	$2,725	$2,502	$6,721	$3,431	$15,379
Year Ended December 31, 2019
OE - Substrate	$—	$—	$3,027	$—	$3,027
OE - Value add	—	3,047	4,094	4,062	11,203
Aftermarket	3,167	53	—	—	3,220
Total	$3,167	$3,100	$7,121	$4,062	$17,450

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Reportable Segments
By Geography	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Year Ended December 31, 2021
North America	$1,868	$893	$3,210	$1,226	$7,197
Europe, Middle East, Africa and South America	900	1,254	2,383	2,020	6,557
Asia Pacific	223	761	2,542	755	4,281
Total	$2,991	$2,908	$8,135	$4,001	$18,035
Year Ended December 31, 2020
North America	$1,798	$768	$2,639	$1,078	$6,283
Europe, Middle East, Africa and South America	749	1,109	1,976	1,684	5,518
Asia Pacific	178	625	2,106	669	3,578
Total	$2,725	$2,502	$6,721	$3,431	$15,379
Year Ended December 31, 2019
North America	$2,018	$1,008	$3,031	$1,368	$7,425
Europe, Middle East, Africa and South America	932	1,421	2,388	2,023	6,764
Asia Pacific	217	671	1,702	671	3,261
Total	$3,167	$3,100	$7,121	$4,062	$17,450

19.    Related Party Transactions

IEP no longer owns 5% or more of the Company’s Class A Common Stock. During the second quarter of 2021, IEP and its subsidiaries, including Icahn Automotive Group LLC, were no longer considered related parties of the Company. The Company’s net sales with Icahn Automotive Group LLC, which represent net sales with IEH Auto Parts LLC and Pep Boys—Manny, Moe & Jack, were $71 million for the six months ended June 30, 2021, and $144 million and $180 million for the years ended December 31, 2020 and 2019. The Company also had royalty and other income (expense) with Icahn Automotive Group LLC and PSC Metals of $2 million for the six months ended June 30, 2021, and $5 million and $7 million for the years ended December 31, 2020 and 2019. During the year ended December 31, 2020, the Company paid an amount owed to IEP of $3 million, related to the allocation of certain tax credits.

At December 31, 2020, the Company had receivables of $47 million and payables and accruals of $9 million with Icahn Automotive Group LLC.

As part of the Federal-Mogul LLC acquisition, the Company acquired a redeemable noncontrolling interest related to a subsidiary in India. In accordance with local regulations, the Company initiated a process to make a tender offer of the shares it did not own due to the change in control triggered by the Federal-Mogul LLC acquisition. The Company entered into separate agreements with IEP subsequent to the purchase agreement whereby IEP agreed to fund and execute the tender offer for the shares on behalf of the Company. During the first quarter of 2020, the tender offer for the shares was completed. Since the transaction was funded and executed by IEP, the completion of the tender offer resulted in an adjustment to additional paid-in capital during the first quarter of 2020. Immediately following the completion of the tender offer, the shares of this noncontrolling interest not owned by the Company were no longer redeemable, or probable of becoming redeemable; therefore, the noncontrolling interest was reclassified from temporary equity to permanent equity during the first quarter of 2020. Refer to Note 2, “Summary of Significant Accounting Policies” for further information on this noncontrolling interest.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
20.    Subsequent Events

Proposed Merger
On February 22, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pegasus Holdings III, LLC (“Parent”) and Pegasus Merger Co., a wholly owned subsidiary of Parent (“Merger Sub” and together with Parent, “Buyer”). Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tenneco (the “Merger”) with Tenneco continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each share of the Company’s Class A voting common stock that is issued and outstanding immediately prior to the Effective Time (other than shares to be cancelled pursuant to the Merger Agreement or shares of common stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law), will be automatically converted into the right to receive $20.00 in cash, without interest.

At the Effective Time, subject to the terms and conditions set forth in the Merger Agreement, each restricted share unit award (“RSU”) and each performance share unit award (“PSU”) of Tenneco that is outstanding immediately prior to the Effective Time will automatically be cancelled and converted into the holder’s right to receive a cash amount (subject to any applicable withholding taxes) calculated based on the per-share Merger consideration of $20.00.

The closing of the Merger is subject to various conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the issued and outstanding shares of the Company’s common stock; (ii) the absence of any order, injunction or other legal or regulatory restraint making illegal, enjoining or otherwise prohibiting the closing of the Merger; (iii) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act and the expiration of any waiting period under other applicable competition and/or foreign laws; (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications; and (v) compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement under clause (b) of such definition). The closing of the Merger is not subject to a financing condition, and Parent has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement.

The Company’s Board of Directors and the sole member or board of directors, as applicable, of Parent and Merger Sub have each unanimously approved the Merger and the Merger Agreement. If approved by the Company’s stockholders, the Merger is expected to close in the second half of 2022. Until the closing, the Company will continue to operate as an independent company.

The Company will incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. In the event that the merger is terminated, the Company may also be required to pay a cash termination fee to Parent of $54 million, as required under the Merger Agreement under certain circumstances.

SCHEDULE II
TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(Millions)
Allowance for Doubtful Accounts and Notes Receivable Deducted from Assets to Which it Applies:
Year Ended December 31, 2021	$32	3	—	9	$26
Year Ended December 31, 2020	$28	3	1	—	$32
Year Ended December 31, 2019	$17	14	—	3	$28

Description	Balance at Beginning of Year	Provision Charged (Credited) to Expense	Allowance Changes (a)	Other Additions (Deductions) (b)	Balance at End of Year
	(Millions)
Deferred Tax Assets - Valuation Allowance:
Year Ended December 31, 2021	$1,428	175	96	(110)	$1,589
Year Ended December 31, 2020	$762	605	—	61	$1,428
Year Ended December 31, 2019	$554	36	—	172	$762

(a) The allowance changes for the year ended December 31, 2021 primarily relates to a net operating loss created by a permanent adjustment for local statutory and tax purposes in Luxembourg which was fully offset by a valuation allowance in the current year.
(b) The amount for the year ended December 31, 2021 includes the currency translation adjustment and other comprehensive income movement of pension and postretirement benefits. The amount for the year ended December 31, 2019 includes $142 million related to a local valuation adjustment due to an ownership change in a jurisdiction with a valuation allowance. Also included in these amounts are changes in foreign currency, primarily attributable to the euro, for the years ended December 31, 2021, 2020, and 2019.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting
See Item 8, “Financial Statements and Supplementary Data” for management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon.

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2021, there were no changes in Tenneco’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Tenneco’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

Effective February 22, 2022, the Board amended the Company’s By-laws (the “By-laws”) by adding an exclusive forum provision, which provides that, unless the Company consents in writing to the selection of another forum, (a) the Delaware Court of Chancery (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for the following proceedings: (i) any derivative proceeding brought on behalf of the Company, (ii) any proceeding asserting a breach of a fiduciary duty owed by any director, officer or stockholder of the Company to the Company or its stockholders, (iii) any proceeding pursuant to the Delaware General Corporation Law or the Company’s Amended and Restated Certificate of Incorporation or By-laws, or (iv) any proceeding asserting a claim against the Company governed by the internal affairs doctrine, and (b) the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended. Additionally, the amendments include language pursuant to which stockholders are deemed to have consented to personal jurisdiction in the Delaware Court of Chancery and to service of process on their counsel in any action initiated in violation of the forum selection provision.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

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

INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page
Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2021	128

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

EXHIBITS
The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

INDEX TO EXHIBITS

Exhibit Number		Description
*2.1	—	Agreement and Plan of Merger, dated as of February 22, 2022, by and among Pegasus Holdings III, LLC, Pegasus Merger Co., and Tenneco Inc.
3.1	—	Amended and Restated Certificate of Incorporation of Tenneco Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated October 1 2018, File No. 1-12387).

3.2	—	By-laws of the registrant, as amended and restated effective October 1, 2018 (incorporated herein by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K dated October 1, 2018, File No. 1-12387).

3.3	—	Certificate of Designations of Series A Preferred Stock of Tenneco Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated April 16, 2020, File No 1-12387).
3.4	—	Amendment to the By-laws of the Company, dated February 22, 2022 (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated February 23, 2022, File No 1-12387).
4.1	—	Description of Securities (incorporated herein by reference to Exhibit 10.41 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12387).
4.1(a)	—	The description of Tenneco’s common stock, $0.01 par value, contained in Tenneco’s Registration Statement on Form 10 (File No. 1-12387) originally filed with the Securities and Exchange Commission (the “Commission”) on October 30, 1996, as amended by Tenneco’s post-effective amendment to the Registration Statement on Form 10 filed with the Commission on October 1, 2018, is incorporated herein by reference.
4.2(a)	—	Credit Agreement, dated as of October 1, 2018, among Tenneco Inc., Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.01 of the registrant’s Current Report on Form 8-K dated October 1, 2018, File No. 1-12387).

4.2(b)	—	Guarantee Agreement, dated as of October 1, 2018, among Tenneco Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.02 of the registrant’s Current Report on Form 8-K dated October 1, 2018, File No. 1-12387).

4.2(c)	—	Collateral Agreement, dated as of October 1, 2018, among Tenneco Inc., various subsidiaries to Tenneco, Inc. party thereto and Wilmington Trust, National Association, as Collateral Trustee (incorporated herein by reference to Exhibit 10.03 of the registrant’s Current Report on Form 8-K dated October 1, 2018, File No. 1-12387).

4.2(d)	—	First Amendment, dated February 14, 2020, to the Credit Agreement, dated as of October 1, 2018, by and among Tenneco Inc., Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated February 19, 2020, File No 1-12387).
4.2(e)	—	Second Amendment, dated February 14, 2020, to the Credit Agreement, dated as of October 1, 2018, by and among Tenneco Inc., Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated February 19, 2020, File No 1-12387).
4.2(f)	—	Third Amendment, dated May 5, 2020, to the Credit Agreement, dated as of October 1, 2018, by and among Tenneco Inc., Tenneco Automotive Operating Company Inc., J.P. Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated May 6, 2020, File No 1-12387).
4.3	—	Indenture, dated December 5, 2014, among the registrant, various subsidiaries of the registrant and U.S, Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed December 5, 2014, File No. 1-12387).

4.4	—	First Supplemental Indenture, dated December 5, 2014, among the registrant, various subsidiaries of the registrant and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed December 5, 2014, File No. 1-12387).

Exhibit Number		Description
4.5	—	Second Supplemental Indenture, dated as of June 13, 2016, among Tenneco Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 13, 2016, File No. 1-12387).
4.6	—	Third Supplemental Indenture, dated October 1, 2018, among Tenneco Inc., as issuer, the Guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”) (incorporated herein by reference to Exhibit 4.35 of the registrant's Current Report on Form 8-K dated October 1, 2018. File No. 1-12387).
4.7	—
Fourth Supplemental Indenture, dated October 1, 2018, among Tenneco Inc., as issuer, the Guarantors party thereto and the Trustee (incorporated herein by reference to Exhibit 4.36 of the registrant’s Current Report on Form 8-K dated October 1, 2018. File No. 1-12387).

4.8	—
Fifth Supplemental Indenture, dated as of September 24, 2020, among Tenneco Inc. and DRiV Automotive Inc., and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-12387).

4.9	—
Sixth Supplemental Indenture, dated as of September 24, 2020, among Tenneco Inc. and DRiV Automotive Inc., and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.10 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-12387).

4.10	—	Amended and Restated Collateral Trust Agreement, dated as of April 15, 2014, among Federal-Mogul Holdings Corporation, certain of its subsidiaries and Citibank, N.A., as Collateral Trustee (incorporated herein by reference to Exhibit 4.10 of the registrant’s Current Report on Form 8-K dated October 1, 2018, File No. 1-12387).
4.11	—	Collateral Trust Joinder, dated as of November 30, 2020, by Wilmington Trust, National Associate, as Trustee, and acknowledged by Wilmington Trust, National Association, as Collateral Trustee (incorporated herein by reference to Exhibit 4.31 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-12387).
4.12	—	Pari Passu Intercreditor Agreement, dated as of March 30, 2017, among Credit Suisse AG, Cayman Islands Branch, as Tranche C Term Administrative Agent for the applicable PP&E Credit Agreement Secured Parties, Citibank, N.A., as Collateral Trustee, and Wilmington Trust, National Association, as the Initial Other Authorized Representative (incorporated herein by reference to Exhibit 4.22 of the registrant’s Current Report on Form 8-K dated October 1, 2018, File No. 1-12387).
4.13	—	Joinder No. 2 to Pari Passu Intercreditor Agreement, dated as of October 1, 2018, among JPMorgan Chase Bank, N.A., as Additional Senior Class Debt Representative, Wilmington Trust, National Association, as Collateral Trustee, Wilmington Trust, National Association, as Initial Other Authorized Representative, The Bank of New York Mellon, London Branch, as an Authorized Representative (incorporated herein by reference to Exhibit 4.37 of the registrant’s Current Report on Form 8-K dated October 1, 2018, File No. 1-12387).
4.14	—	Joinder No. 3 to Pari Passu Intercreditor Agreement, dated as of November 30, 2020, among Wilmington Trust, National Association, as Collateral Trustee, Wilmington Trust National Association, as Initial Other Authorized Representative, The Bank of New York Mellon, London Branch, as an Authorized Representative, JPMorgan (incorporated herein by reference to Exhibit 4.38 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 File No. 1-12387).
4.15	—	Collateral Trustee Resignation and Appointment Agreement, dated as of February 23, 2018, among Bank of America, N.A., as Co-Collateral Trustee, successor Collateral Trustee and ABL Agent, Citibank. N.A., as Co-Collateral Trustee and resigning Collateral Trustee, Credit Suisse AG, Cayman Islands Branch, as PP&E First Lien Agent, Wilmington Trust, National Association, as PP&E First Lien Agent, The Bank of New Mellon, London Branch, as PP&E First Lien Agent, Federal-Mogul LLC and the other Loan Parties party thereto (incorporated herein by reference to Exhibit 4.33 of the registrant’s Current Report on Form 8-K dated October 1, 2018, File No. 1-12387).
4.16	—	Collateral Trustee Resignation and Appointment, Joinder, Assumption and Designation Agreement, dated as of October 1, 2018, among Wilmington Trust, National Association, as Co-Collateral Trustee, successor Collateral Trustee and PP&E First Lien Agent, Bank of America, N.A., as Co-Collateral Trustee and Retiring Collateral Trustee, the Bank of New York Mellon, London Branch, as PP&E First Lien Agent, JPMorgan Chase Bank, N.A., as Authorized Agent, Tenneco Inc. and the other Loan Parties party thereto (incorporated herein by reference to Exhibit 4.34 of the registrant’s Current Report on Form 8-K dated October 1, 2018, File No. 1-12387).
4.17	—	Indenture, dated November 30, 2020, by and among Tenneco Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated November 30, 2020, File No. 1-12387).

Exhibit Number		Description
4.18	—
Collateral Agreement, dated as of November 30, 2020, by Tenneco Inc. and certain of its Subsidiaries in favor of Wilmington Trust, National Association, as Collateral Trustee (incorporated herein by reference to Exhibit 4.53 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-12387).

4.19	—	The registrant is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of such agreements to the Commission upon request.
+10.1	—	Stock Ownership Plan (incorporated herein by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-4/A dated February 2, 2000).
+10.2	—	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10.3	—	Form of Indemnity Agreement entered into between the registrant and Paul Stecko (incorporated herein by reference to Exhibit 10.29 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
+10.4	—	Amendment No. 1 to the Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.40 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10.5	—
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
Amended and Restated Tenneco Inc. Excess Benefit Plan, dated January 1, 2020 (incorporated herein by reference to Exhibit 10.35 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12387).

+10.8	—
DRiV Inc. Excess Benefit Plan, dated December 20, 2019 and effective January1, 2020 (incorporated herein by reference to Exhibit 10.36 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12387).

+10.9	—
Tenneco Automotive Operating Company Inc. Severance Benefit Plan and Summary Plan Description, effective as of July 20, 2018 (incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-12387).

+10.10	—
Tenneco Automotive Operating Company Inc. Severance Benefit Plan and Summary Plan Description, as amended and restated effective as of April 1, 2020 (incorporated herein by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 1-12387).

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
Second Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives (incorporated by reference to Exhibit 10.1 of registrant’s Current Report on form 8-K dated April 28, 2015, File No. 1.12387).

+10.14	—
Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives, as Amended and Restated effective November 5, 2020 (incorporated herein by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-12387).

+10.15	—	Tenneco Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed February 9, 2018. File No. 1-12387).

Exhibit Number		Description
*+10.16	—	Tenneco Inc. Annual Incentive Plan (as amended and restated effective January 1, 2022).
+10.17	—	Tenneco Inc. 2006 Long-Term Incentive Plan (as amended and restated effective March 11, 2009) (incorporated herein by reference to Appendix A of the registrant’s proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on March 31, 2009, File No. 1-12387).

+10.18	—
Amended and Restated Tenneco Inc. 2006 Long-Term Incentive Plan (effective March 18, 2013) (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A, filed with the Securities Exchange Commission on April 3, 2013).

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
Amended and Restated Tenneco Inc. 2006 Long-Term Incentive Plan (effective March 10, 2020) (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A, filed with the Securities Exchange Commission on April 1, 2020).

+10.22	—
Tenneco Inc. 2006 Long-Term Incentive Plan, as amended and restated effective November 5, 2020
 (incorporated herein by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-12387).

+10.23	—	Tenneco Inc. 2021 Long-Term Incentive Plan, effective May 14, 2021 (incorporated herein by reference to Appendix A of Tenneco’s Definitive Proxy Statement filed on April 1, 2021).
+10.24	—
Tenneco Inc. Deferred Compensation Plan (as Amended and Restated Effective as of August 1, 2013) (incorporated by reference to Exhibit 10.6 of Tenneco Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

+10.25	—	Tenneco Inc. Incentive Deferral Plan (incorporated herein by reference to Exhibit 10.48 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12387).
+10.26	—
Offer Letter to Brian J. Kesseler dated January 6, 2015 (incorporated herein by reference to Exhibit 10.67 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12387).

+10.27	—
Addendum, dated July 20, 2018, to Offer Letter to Brian J. Kesseler dated January 6, 2015 (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-12387).

+10.28	—
Offer Letter to Rainer Jueckstock dated October 1, 2018 (incorporated herein by reference to Exhibit 10.32 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12387).

+10.29	—	Offer Letter to Bradley S. Norton (incorporated herein by reference to Exhibit 10.33 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12387).
*+10.30	—	Letter of Promotion dated April 5, 2021 to Bradley S. Norton.
+10.31	—
Offer Letter to Kevin W. Baird dated July 6, 2020 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-12387).

+10.32	—
Restricted Stock Unit Inducement Grant Award Agreements, effective as of August 3, 2020, by and between Tenneco Inc. and Kevin W. Baird (2-year vesting) (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-12387).

+10.33	—
Restricted Stock Unit Inducement Grant Award Agreement, effective as of August 3, 2020, by and between Tenneco Inc. and Kevin W. Baird (3-year vesting) (incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-12387).

+10.34	—
Offer Letter to Matti Masanovich dated July 6, 2020 (incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-12387).

Exhibit Number		Description
+10.35	—
Restricted Stock Unit Inducement Grant Award Agreements, effective as of August 10, 2020, by and between Tenneco Inc. and Matti Masanovich (incorporated herein by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-12387).

+10.36	—
Form of Non-Qualified Stock Option Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated January 18, 2012. File No. 1-12387).

+10.37	—	Form of Stock Option Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (awards after May 21, 2013 and before February 2017) (incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed May 21, 2013, File No. 1-12387).
+10.38	—
Form of Restricted Stock Award for Brian J. Kesseler (January 2015 replacement grant) under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.71 of the registrant’s Annual Report on Form 10-K for the year ended December 31,2014, File No. 1-12387).

+10.39	—	Notice to Employees of Agreement Amendments and New Options for Withholding, effective October 10, 2016 (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 1-12387).
+10.40	—	Form of Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (grants after 2017) (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed February 9, 2018. File No. 1-12387).
+10.41	—
Form of Performance Share Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (grants after 2017) (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed February 9, 2018. File No. 1-12387).

+10.42	—
Form of Restricted Stock Unit Agreement under Tenneco Inc. 2006 Long-Term Incentive Plan (Retention Awards) (incorporated herein by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-12387).

+10.43	—
Form of Performance Share Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (grants after 2018) (incorporated herein by reference to Exhibit 10.53 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

+10.44	—
Form of Cash-Settled Long-Term Performance Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (for the period January 1, 2020 - December 31, 2022) (incorporated herein by reference to Exhibit 10.52 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12387).

+10.45	—
Form of Cash-Settled Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing after February 18, 2020) (incorporated herein by reference to Exhibit 10.53 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12387).

+10.46	—
Form of Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing after February 18, 2020) (incorporated herein by reference to Exhibit 10.54 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12387).

+10.47	—
Form of Amended and Restated Cash-Settled Long-Term Performance Share Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (for periods commencing after January 1, 2020) (incorporated herein by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-12387).

+10.48	—
Cash-Settled Restricted Stock Unit Retention Award Agreements, effective as of August 3, 2020, by and between Tenneco Inc. and Brian J. Kesseler (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed December 9, 2020. File No. 1-12387).

+10.49	—
Form of Cash-Settled Performance Share Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (for the period January 1, 2021 – December 31, 2023) (incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-12387).

+10.50	—
Form of Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (for the periods commencing after January 1, 2021 ) (incorporated herein by reference from Exhibit 10.66 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-12387).

Exhibit Number		Description
+10.51	—
Form of Cash-Settled Restricted Stock Unit Award Agreement under the Tenneco Inc. 2021 Long-Term Incentive Plan (for awards commencing after May 14, 2021) (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-12387).

+10.52	—
Form of Stock-Settled Restricted Stock Unit Award Agreement under the Tenneco Inc. 2021 Long-Term Incentive Plan (for awards commencing after May 14, 2021) (incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-12387).

*+10.53	—	Form of Cash-Settled Performance Share Unit Award Agreement under the Tenneco Inc. 2021 Long-Term Incentive Plan (for awards commencing after May 14, 2021).
*+10.54	—	Form of Stock-Settled Performance Share Unit Award Agreement under the Tenneco Inc. 2021 Long-Term Incentive Plan (for awards commencing after May 14, 2021).
11	—	None.
13	—	None.
14	—	Tenneco Inc. Code of Ethical Conduct for Financial Managers (incorporated herein by reference from Exhibit 99.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
16	—	None.
18	—	None.
*21	—	List of Subsidiaries of Tenneco Inc.
22	—	List of Guarantor Subsidiaries (incorporated herein by reference from Exhibit 22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-12387).
*23	—	Consent of PricewaterhouseCoopers LLP.
*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Matti Masanovich under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Brian J. Kesseler and Matti Masanovich under Section 906 of the Sarbanes-Oxley Act of 2002.
33	—	None.
34	—	None.
35	—	None.
99	—	None.
100	—	None.
101	—	None.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.

By	/s/ BRIAN J. KESSELER
Brian J. Kesseler
Chief Executive Officer

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on February 24, 2022.

Signature	Title

/s/ Dennis J. Letham	Chairman and Director
Dennis J. Letham

/s/ BRIAN J. KESSELER	Chief Executive Officer and Director (principal executive officer)
Brian J. Kesseler

/s/ MATTI MASANOVICH	Executive Vice President and Chief Financial Officer (principal financial officer)
Matti Masanovich

/s/ JOHN S. PATOUHAS	Vice President and Chief Accounting Officer (principal accounting officer)
John S. Patouhas

/s/ Roy V. Armes	Director
Roy V. Armes

/s/ Thomas C. Freyman	Director
Thomas C. Freyman

/s/ Denise Gray	Director
Denise Gray

/s/ Michelle A. Kumbier	Director
Michelle A. Kumbier

/s/ James S. Metcalf	Director
James S. Metcalf

/s/ Aleksandra A. Miziolek	Director
Aleksandra A. Miziolek

/s/ Charles K. Stevens III	Director
Charles K. Stevens III

/s/ John S. Stroup	Director
John S. Stroup

/s/ Jane L. Warner	Director
Jane L. Warner