Form 10-Q
period 2022-03-31
TENNECO INC
filed 2022-05-05
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12387
TENNECO INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

7450 N McCormick Blvd, Skokie, Illinois
(Address of principal executive offices)

76-0515284
(I.R.S. Employer
Identification No.)

60076
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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 83,380,100 shares outstanding as of May 3, 2022.

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
•acts of war (including the current conflict between Russia and Ukraine) and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate;
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
The risks included here are not exhaustive. Refer to “Part II, Item 1A — Risk Factors” herein and “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Net sales and operating revenues	$4,649	$4,731

Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	4,108	4,061
Selling, general, and administrative	252	255
Depreciation and amortization	146	155
Engineering, research, and development	75	72
Restructuring charges, net and asset impairments	13	25
	4,594	4,568
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	3	3
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	12	22
Gain (loss) on extinguishment of debt	—	8
Other income (expense), net	7	8
	22	41
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	77	204
Interest expense	(66)	(70)
Earnings (loss) before income taxes and noncontrolling interests	11	134
Income tax (expense) benefit	(30)	(47)
Net income (loss)	(19)	87
Less: Net income (loss) attributable to noncontrolling interests	19	22
Net income (loss) attributable to Tenneco Inc.	$(38)	$65
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(0.46)	$0.80
Weighted average shares outstanding	83.1	82.0
Diluted earnings (loss) per share:
Earnings (loss) per share	$(0.46)	$0.79
Weighted average shares outstanding	83.1	82.5
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(19)	$87
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3)	(52)
Defined benefit plans	—	3
Cash flow hedges	4	(2)
Other comprehensive income (loss), net of tax	1	(51)
Comprehensive income (loss)	(18)	36
Less: Comprehensive income (loss) attributable to noncontrolling interests	16	16
Comprehensive income (loss) attributable to common shareholders	$(34)	$20
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$636	$859
Restricted cash	5	6
Receivables:
Customer notes and accounts, net	2,503	2,308
Other	133	111
Inventories	2,049	1,846
Prepayments and other current assets	694	683
Total current assets	6,020	5,813
Property, plant, and equipment, net	2,811	2,872
Long-term receivables, net	6	5
Goodwill	507	507
Intangibles, net	1,022	1,056
Investments in nonconsolidated affiliates	513	539
Deferred income taxes	268	266
Other assets	556	564
Total assets	$11,703	$11,622
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$41	$57
Accounts payable	3,244	2,955
Accrued compensation and employee benefits	445	381
Accrued income taxes	52	71
Accrued expenses and other current liabilities	1,102	1,227
Total current liabilities	4,884	4,691
Long-term debt	4,976	5,018
Deferred income taxes	103	105
Pension and postretirement benefits	803	830
Deferred credits and other liabilities	490	491
Commitments and contingencies (Note 11)
Total liabilities	11,256	11,135
Redeemable noncontrolling interests	90	91
Tenneco Inc. shareholders’ equity:
Preferred stock - $0.01 par value; none issued	—	—
Class A voting common stock - $0.01 par value; shares issued: (March 31, 2022 - 97,966,913; December 31, 2021 - 96,713,188)	1	1
Class B non-voting convertible common stock - $0.01 par value; none issued	—	—
Additional paid-in capital	4,464	4,462
Accumulated other comprehensive loss	(591)	(595)
Accumulated deficit	(2,891)	(2,853)
Shares held as treasury stock - at cost: (March 31, 2022 and December 31, 2021 - 14,592,888)	(930)	(930)
Total Tenneco Inc. shareholders’ equity (deficit)	53	85
Noncontrolling interests	304	311
Total equity	357	396
Total liabilities, redeemable noncontrolling interests, and equity	$11,703	$11,622
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$(19)	$87
Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
Depreciation and amortization	146	155
Deferred income taxes	(3)	(4)
Stock-based compensation	6	5
Restructuring charges and asset impairments, net of cash paid	(5)	—
Change in pension and other postretirement benefit plans	(13)	(1)
Equity in earnings of nonconsolidated affiliates	(12)	(22)
Cash dividends received from nonconsolidated affiliates	32	57
Loss (gain) on sale of assets and other	(19)	(9)
Changes in operating assets and liabilities:
Receivables	(320)	(452)
Inventories	(213)	(120)
Payables and accrued expenses	325	240
Accrued interest and accrued income taxes	(22)	8
Other assets and liabilities	30	6
Net cash (used) provided by operating activities	(87)	(50)
Investing Activities
Proceeds from sale of assets	5	7
Net proceeds from sale of business	1	1
Cash payments for property, plant and equipment	(93)	(95)
Proceeds from deferred purchase price of factored receivables	99	115
Other	(1)	—
Net cash (used) provided by investing activities	11	28
Financing Activities
Proceeds from term loans and notes	4	813
Repayments and extinguishment costs of term loans and notes	(68)	(862)
Borrowings on revolving lines of credit	1,583	1,382
Payments on revolving lines of credit	(1,584)	(1,394)
Debt issuance costs of long-term debt	—	(11)
Distributions to noncontrolling interest partners	(24)	(7)
Other	(48)	(51)
Net cash (used) provided by financing activities	(137)	(130)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(11)	(20)
Increase (decrease) in cash, cash equivalents, and restricted cash	(224)	(172)
Cash, cash equivalents, and restricted cash, beginning of period	865	803
Cash, cash equivalents, and restricted cash, end of period	$641	$631
Supplemental Cash Flow Information
Cash paid during the period for interest	$56	$65
Cash paid during the period for income taxes, net of refunds	$67	$46
Lease assets obtained in exchange for new operating lease liabilities	$19	$15
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$78	$91
Deferred purchase price of receivables factored in the period	$121	$135
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1	$4,462	$(595)	$(2,853)	$(930)	$85	$311	$396
Net income (loss)				(38)		(38)	7	(31)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			—			—	(1)	(1)
Defined benefit plans			—			—	—	—
Cash flow hedges			4			4	—	4
Comprehensive income (loss)						(34)	6	(28)
Stock-based compensation, net	—	2	—	—	—	2	—	2
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Balance at March 31, 2022	$1	$4,464	$(591)	$(2,891)	$(930)	$53	$304	$357

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1	$4,442	$(744)	$(2,888)	$(930)	$(119)	$300	$181
Net income (loss)				65		65	10	75
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(46)			(46)	(3)	(49)
Defined benefit plans			3			3	—	3
Cash flow hedges			(2)			(2)	—	(2)
Comprehensive income (loss)						20	7	27
Stock-based compensation, net	—	3	—	—	—	3	—	3
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2021	$1	$4,445	$(789)	$(2,823)	$(930)	$(96)	$305	$209

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

Proposed Merger
On February 22, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pegasus Holdings III, LLC (“Parent”) and Pegasus Merger Co., a wholly owned subsidiary of Parent (“Merger Sub” and together with Parent, “Buyer”). Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tenneco (the “Merger”) with Tenneco continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of certain funds managed by affiliates of Apollo Global Management, Inc. At the effective time of the Merger (the “Effective Time”), each share of the Company’s Class A voting common stock that is issued and outstanding immediately prior to the Effective Time (other than shares to be cancelled pursuant to the Merger Agreement or shares of Class A voting common stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law), will be automatically converted into the right to receive $20.00 in cash, without interest.

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

The closing of the Merger is subject to various conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the issued and outstanding shares of the Company’s common stock; (ii) the absence of any order, injunction or other legal or regulatory restraint making illegal, enjoining or otherwise prohibiting the closing of the Merger; (iii) the receipt of clearances and/or approvals under applicable foreign competition and/or other laws; (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications; and (v) compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement under clause (b) of such definition). The closing of the Merger is not subject to a financing condition, and Parent has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement.

The Company’s Board of Directors and the sole member or board of directors, as applicable, of Parent and Merger Sub have each unanimously approved the Merger and the Merger Agreement. If approved by the Company’s stockholders, the Merger is expected to close in the second half of 2022. Until the closing, the Company will continue to operate as an independent company.

The Company has incurred and will incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. In the event that the Merger Agreement is terminated, the Company may also be required to pay a cash termination fee to Parent of $54 million, as required under the Merger Agreement under certain circumstances. If the Merger Agreement is terminated under certain other circumstances, including if the Merger Agreement is terminated following December 31, 2022 and at the time of such termination the only conditions to the closing of the Merger that have not been waived or satisfied (other than conditions that are, by their terms, satisfied at such closing) are the receipt of approvals, consents and consultations pursuant to the competition laws of Russia or Ukraine, Parent will be required to pay the Company a cash termination fee of $108 million.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
2. Basis of Presentation

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders’ equity, and cash flows. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 24, 2022 (the “2021 Form 10-K”). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

There are many uncertainties related to the COVID-19 global pandemic (including the recent implementation of government lockdowns in China), the semiconductor shortage, the Russia and Ukraine conflict, other supply chain challenges, and the effects of inflation and rising interest rates on the overall macroeconomic environment that could negatively affect the Company’s results of operations, financial position, and cash flows. The Company does not have significant operations in Russia or Ukraine compared to its global operations, but its operations in these regions have been disrupted due to the conflict. Sales from the Company’s Russian subsidiaries and sales into Russia and Ukraine from its global subsidiaries were less than 1% of its consolidated “Net sales and operating revenue” for the year ended December 31, 2021.

Redeemable noncontrolling interests
The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the event of a change in control of Tenneco Inc. or certain of its subsidiaries or the passage of time.

At March 31, 2022 and December 31, 2021, the Company held redeemable noncontrolling interests of $41 million and $50 million which were not currently redeemable or probable of becoming redeemable. The redemption of these redeemable noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

In addition, at March 31, 2022 and December 31, 2021, the Company held a redeemable noncontrolling interest of $49 million and $41 million, which became redeemable during the three months ended March 31, 2022 following the third anniversary of the Öhlins acquisition on January 10, 2019. This redeemable noncontrolling interest represents a 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) retained by K Öhlin Holding AB (“Köhlin”). This noncontrolling interest is also presented in the temporary equity section of the Company’s condensed consolidated balance sheets and has been remeasured to its redemption value. The Company immediately recognizes changes to redemption value as a component of “Net income (loss) attributable to noncontrolling interests” in the condensed consolidated statements of income (loss).

The following is a rollforward of activities in the Company’s redeemable noncontrolling interests:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$91	$78
Net income (loss) attributable to redeemable noncontrolling interests	4	7
Other comprehensive (loss) income	(2)	(3)
Redemption value measurement adjustments	8	5
Dividends declared to noncontrolling interests	(11)	—
Balance at end of period	$90	$87

Subsequent to March 31, 2022, the Company received a notice from Köhlin of its intention to redeem all of the KÖ Interest. The redemption of the KÖ Interest is expected to be paid in the second quarter of 2022.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Earnings (loss) per share
Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were as follows:

	Three Months Ended March 31,
	2022	2021
Weighted average shares of common stock outstanding	83,132,797	81,953,133
Effect of dilutive securities:
RSUs and PSUs	—	570,996
Weighted average shares of common stock outstanding including dilutive securities	83,132,797	82,524,129

Weighted average number of antidilutive stock-based awards excluded from the calculation of diluted earnings per share	3,919,083	2,075,446

Assets Held for Sale and Divestitures
At March 31, 2022 and December 31, 2021, the Company had $14 million and $22 million of assets held for sale, which primarily consists of land and buildings, and non-core machinery and equipment across multiple segments that are expected to be sold in the next twelve months, as well as $8 million and $9 million in related environmental and asset retirement obligation liabilities. The Company recognized $2 million of impairment charges on assets as held for sale during the three months ended March 31, 2022.

In the first quarter of 2022, the Company closed on the sale of a non-core business for cash proceeds of $3 million and recognized a loss on the sale of $2 million. The Company received $1 million of the purchase price in the first quarter of 2022, with the remaining $2 million expected to be received through the fourth quarter of 2022.

The assets and liabilities held for sale are recorded in “Prepayments and other current assets” and “Accrued expenses and other current liabilities” in the consolidated balance sheets at March 31, 2022 and December 31, 2021.

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

The Company’s restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), and facility closure and exit costs. Restructuring charges, net and asset impairments by segment are as follows:

Three Months Ended March 31, 2022

	Three Months Ended March 31, 2022
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$—	$1	$4	$2	$2	$9

Other non-restructuring asset impairments	2	—	—	—	—	2
Impairment of assets held for sale	—	—	—	2	—	2
Total asset impairment charges	2	—	—	2	—	4
Total restructuring charges, net and asset impairments	$2	$1	$4	$4	$2	$13

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Severance and other charges, net
The Company recognized charges of $5 million in severance and other charges expected to be paid and a $2 million revision to previously recorded estimate for a cost reduction initiative during the three months ended March 31, 2022. The Company also recognized severance and other charges of $6 million related to plant consolidations, relocations, and closures during the three months ended March 31, 2022.

Performance Solutions recognized severance and other charges for the three months ended March 31, 2022 of $1 million related to plant consolidations, relocations, and closures, primarily in North America.

Clean Air recognized severance and other charges for the three months ended March 31, 2022 of $4 million related to plant consolidations, relocations, and closures in North America and Asia Pacific.

Powertrain recognized severance and other charges, and revisions to estimates for the three months ended March 31, 2022 as follows:
•$3 million related to an approved voluntary termination program at one of its European bearings plants aimed at reducing headcount. At March 31, 2022, total severance related restructuring charges for this program aggregate to $23 million, $18 million under the current voluntary program and $5 million related to other cost reduction initiatives. Total severance related charges are expected to be approximately $36 million;
•$1 million related to plant consolidations, relocations, and closures, primarily in Asia Pacific; and
•$2 million reduction in severance and other charges due to a revision in estimates in connection with other cost reduction initiatives primarily in Asia Pacific.

The Company also incurred $2 million in cash severance costs within its corporate component for the three months ended March 31, 2022.

Asset impairments
Other non-restructuring asset impairments
During the three months ended March 31, 2022, the Motorparts segment recognized asset impairment charges of $2 million related to the write-down of property, plant and equipment.

Impairment of assets held for sale
Refer to Note 2, “Basis of Presentation” for information on the impairment of assets held for sale.

Three Months Ended March 31, 2021

	Three Months Ended March 31, 2021
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$2	$4	$9	$10	$—	$25
Total restructuring charges, net and asset impairments	$2	$4	$9	$10	$—	$25

Severance and other charges, net
The Company recognized a net charge of $17 million in severance and other charges expected to be paid for cost reduction initiatives during the three months ended March 31, 2021. The Company also recognized severance and other charges of $11 million related to plant consolidations, relocations, and closures during the three months ended March 31, 2021.

In response to the COVID-19 pandemic the Company announced Project Accelerate and executed global headcount reductions. The Company recognized a reduction of $3 million in revisions to estimates in connection with cash and severance payments expected to be paid in connection with these actions during the three months ended March 31, 2021.

Motorparts recognized severance and other charges for the three months ended March 31, 2021 of $2 million in connection with its supply chain rationalization and distribution network initiative to achieve efficiencies and improve throughput to its customers in North America.

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

Restructuring Reserve Rollforward
The following table provides a summary of the Company’s restructuring liabilities and related activity for each type of exit costs:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Employee Costs	Facility Closure and Other Costs	Total	Employee Costs	Facility Closure and Other Costs	Total
Balance at beginning of period	$63	$—	$63	$99	$1	$100
Provisions	10	1	11	31	3	34
Revisions to estimates	(2)	—	(2)	(9)	—	(9)
Payments	(17)	(1)	(18)	(21)	(4)	(25)
Foreign currency	—	—	—	(1)	—	(1)
Balance at end of period	$54	$—	$54	$99	$—	$99
4. Inventories

Inventory by major classification was as follows:

	March 31, 2022	December 31, 2021
Finished goods	$840	$747
Work in process	595	508
Raw materials	538	510
Materials and supplies	76	81
Total inventories	$2,049	$1,846

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
5. Goodwill and Other Intangible Assets

The Company’s goodwill consists of the following:

	Three Months Ended March 31, 2022
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Gross carrying amount at beginning of period	$623	$546	$22	$59	$1,250
Foreign exchange	—	(1)	—	—	(1)
Gross carrying amount at end of period	623	545	22	59	1,249

Accumulated impairment loss at beginning of period	(310)	(374)	—	(59)	(743)
Foreign exchange	—	1	—	—	1
Accumulated impairment loss at end of period	(310)	(373)	—	(59)	(742)

Net carrying value at end of period	$313	$172	$22	$—	$507

The Company’s intangible assets consist of the following:

		March 31, 2022			December 31, 2021
	Useful Lives (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10	$991	$(396)	$595	$993	$(374)	$619
Customer contract	10	8	(7)	1	8	(7)	1
Patents	10 to 17	1	(1)	—	1	(1)	—
Technology rights	10 to 30	133	(63)	70	135	(62)	73
Packaged kits know-how	10	54	(19)	35	54	(18)	36
Catalogs	10	47	(16)	31	47	(15)	32
Licensing agreements	3 to 5	63	(49)	14	64	(47)	17
Land use rights	28 to 46	51	(6)	45	51	(6)	45
		$1,348	$(557)	791	$1,353	$(530)	823
Indefinite-lived intangible assets:
Trade names and trademarks				231			233
Total				$1,022			$1,056

The amortization expense associated with definite-lived intangible assets is as follows:

	Three Months Ended March 31,
	2022	2021
Amortization expense	$31	$32

The expected future amortization expense for the Company’s definite-lived intangible assets is as follows:

	2022	2023	2024	2025	2026	2027 and thereafter	Total
Expected amortization expense	$92	$121	$114	$114	$114	$236	$791

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
6. Investment in Nonconsolidated Affiliates

No significant changes occurred in the Company’s ownership interest in nonconsolidated affiliates since December 31, 2021.

The carrying amount of the Company’s investments in its nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $207 million and $258 million at March 31, 2022 and December 31, 2021.

The following table is a summary of transactions with the Company’s nonconsolidated affiliates:

	Three Months Ended March 31,
	2022	2021
Net sales	$16	$20
Purchases	$107	$115
Royalty and other income (expense)	$2	$4

The following table is a summary of amounts due to and from the Company’s nonconsolidated affiliates:

	March 31, 2022	December 31, 2021
Receivables	$9	$10
Payables and accruals	$82	$69

7. Financial Instruments and Fair Value

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

Concentrations of Credit Risk
Financial instruments, including cash equivalents and derivative contracts, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s concentration of credit risk related to derivative contracts at March 31, 2022 and December 31, 2021 is not considered material to the condensed consolidated financial statements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Equity Price Risk
The Company has certain cash-settled share-based incentive compensation awards that are dependent upon the Company’s stock price. The related cash payouts increase as the stock price increases and decrease as the stock price decreases. The Company has entered into certain financial instruments that move in the opposite direction of the cash settlement of these awards. Based on the Company’s current position, these financial instruments mitigate the market risk related to the final settlement of the cash-settled share-based incentive compensation awards. Effective in the third quarter of 2021, investment options based on the Company’s stock price no longer exist under the incentive deferral plan and, at both March 31, 2022 and December 31, 2021, there are no deferred compensation balances correlated to the Company’s stock price. Refer to “Other Financial Instruments” section below for additional details on these liabilities and the related financial instruments used to reduce the Company’s equity price risk.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Asset and Liability Instruments
The carrying value of cash and cash equivalents, restricted cash, short and long-term receivables, accounts payable, and short-term debt approximates fair value.

Derivative Instruments
Foreign Currency Forward Contracts
The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables and intercompany loans. The Company calculates the fair value of its foreign currency contracts using currency forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. Derivative gains and losses associated with these foreign currency forward contracts are recognized in “Cost of sales (exclusive of depreciation and amortization)” in the condensed consolidated statements of income (loss). The fair value of these derivative instruments at March 31, 2022 and December 31, 2021 is not considered material to the condensed consolidated financial statements.

The following table summarizes by position the notional amounts for foreign currency forward contracts at March 31, 2022, all of which mature in the next twelve months:

Notional Amount
Long positions	$415
Short positions	$411

Other Financial Instruments
Cash-Settled Share and Index Swap Transactions
The Company has certain employee compensation arrangements, including cash-settled share-based units granted under its long-term incentive plan, that are valued based on the Company’s stock price. The share equivalents outstanding related to cash-settled share-based awards are as follows:

	March 31, 2022	December 31, 2021
Restricted Stock Units (RSUs)	1,224,513	1,451,422
Performance Share Units (PSUs)	4,376,689	2,951,316
	5,601,202	4,402,738

The Company has entered into financial instruments to mitigate the risk associated with both the vested and unvested portions of its cash-settled share-based incentive compensation awards. The number of common share equivalents under these agreements at both March 31, 2022 and December 31, 2021 was 3,100,000.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
These financial instruments primarily use the Company’s stock price as an observable input (level 2) in determining fair value. The estimated fair value of these financial instruments is as follows:

	Balance sheet classification	March 31, 2022	December 31, 2021
Other financial instruments in asset positions(a)	Prepayments and other current assets	$59	$35

(a) There is a cash premium of $3 million at March 31, 2022 associated with one of these financial instruments, which is included in “Prepayments and other current assets” in the condensed consolidated balance sheets, and none at December 31, 2021.

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

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI” or “OCL”) and makes reclassifying adjustments into “Cost of sales (exclusive of depreciation and amortization)” within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $26 million and $34 million at March 31, 2022 and December 31, 2021. Substantially all of the commodity price hedge contracts mature within one year.

The Company calculates the fair value of its commodity contracts using commodity forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of these derivative instruments at March 31, 2022 and December 31, 2021 is not considered material to the condensed consolidated financial statements.

Net Investment Hedge — Foreign Currency Borrowings
On March 17, 2021, all of the outstanding foreign currency borrowings designated as net investment hedge were discharged, as a result, there were no outstanding foreign currency denominated borrowings designated as a net investment hedge at December 31, 2021. The Company’s debt instruments are discussed further in Note 8, “Debt and Other Financing Arrangements”.

The following table represents the amount of gain (loss) recognized in accumulated other comprehensive income (loss) before any reclassifications into net income (loss) for derivative and non-derivative instruments designated as hedges:

	Three Months Ended March 31,
	2022	2021
Commodity price hedge contracts designated as cash flow hedges	$6	$2
Foreign currency borrowings designated as a net investment hedge	$—	$11

The Company estimates approximately $6 million included in accumulated OCI or OCL at March 31, 2022 will be reclassified into net income (loss) within the following twelve months. Refer to Note 13, “Shareholders’ Equity” for further information.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets, which may be written down to fair value as a result of impairment. There were no fair value estimates on a nonrecurring basis during the three months ended March 31, 2022 and 2021.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Financial Instruments Not Carried at Fair Value
The estimated fair value of the Company’s outstanding debt is as follows:

		March 31, 2022		December 31, 2021
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$4,956	$5,018	$4,998	$5,060

The fair value of the Company’s public senior notes and private borrowings under its New Credit Facility, as subsequently defined in Note 8, “Debt and Other Financing Arrangements”, is based on observable inputs, and any borrowings on the revolving credit facility approximate fair value. The Company also had $61 million and $77 million at March 31, 2022 and December 31, 2021 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

8. Debt and Other Financing Arrangements

Long-Term Debt
A summary of the Company’s long-term debt obligations is set forth in the following table:

	March 31, 2022		December 31, 2021
	Principal	Carrying Amount (a)	Principal	Carrying Amount (a)
Credit Facilities
Revolver Borrowings
Due 2023	$—	$—	$—	$—
Term Loans
LIBOR plus 2.00% Term Loan A due 2019 through 2023(b)	1,360	1,355	1,403	1,396
LIBOR plus 3.00% Term Loan B due 2019 through 2025	1,645	1,604	1,649	1,606
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	223	225	223
$500 million of 5.000% Senior Notes due 2026	500	496	500	496
Senior Secured Notes
$500 million of 7.875% Senior Secured Notes due 2029	500	490	500	490
$800 million of 5.125% Senior Secured Notes due 2029	800	788	800	787
Other debt, primarily foreign instruments	27	27	26	26
		4,983		5,024
Less - maturities classified as current		7		6
Total long-term debt		$4,976		$5,018

(a)Carrying amount is net of unamortized debt issuance costs and debt discounts of $74 million and $79 million at March 31, 2022 and December 31, 2021.
(b)The interest rate on Term Loan A at December 31, 2021 was LIBOR plus 1.75%.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Short-Term Debt
The Company’s short-term debt consists of the following:

	March 31, 2022	December 31, 2021
Maturities classified as current	$7	$6
Short-term borrowings(a)	34	51
Total short-term debt	$41	$57

(a)Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

Credit Facilities
Financing Arrangements
The table below shows the Company’s borrowing capacity on committed credit facilities at March 31, 2022 (in billions):

	March 31, 2022
	Term	Available(b)
Tenneco Inc. revolving credit facility(a)	2023	$1.4
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2022 - 2028	—
		$1.4

(a)The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)At March 31, 2022, the Company had $69 million of outstanding letters of credit under the revolving credit facility, which reduces the available borrowings under the revolving credit facility. The Company also had $68 million of outstanding letters of credit under uncommitted facilities at March 31, 2022.

At March 31, 2022, the Company had liquidity of $2.1 billion comprised of $641 million of cash and $1.4 billion undrawn on its revolving credit facility. The Company had no outstanding borrowings on its revolving credit facility at March 31, 2022.

During the fourth quarter of 2021, the Company issued a $42 million letter of credit under its revolving credit facility and such letter of credit is included in the $69 million of total outstanding letters of credit at March 31, 2022, which reduces the available borrowings under its revolving credit facility. The letter of credit supports a 1.7 billion Mexican peso (approximately $85 million using exchange rates at March 31, 2022) surety bond issued to the Mexican tax authority. The surety bond is required in order for the Company to enter into the judicial process to appeal a tax assessment and covers the amount of the assessment plus interest. The Company does not believe it is probable it will have to pay the assessment or related interest. The Company also received a second assessment during the fourth quarter of 2021 from the Mexican tax authority of 0.6 billion Mexican peso (approximately $29 million using the exchange rate at March 31, 2022) for a separate matter, which has not required the issuance of a surety bond at this time. The Company does not believe it is probable it will have to pay this second assessment or related interest.

At March 31, 2022 and December 31, 2021, the unamortized debt issuance costs related to the revolver of $9 million and $11 million are included in “Other assets” in the condensed consolidated balance sheets.

Credit Facility
New Credit Facility — Interest Rates
At March 31, 2022, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which the Company’s consolidated net leverage ratio (as defined in the New Credit Facility) is less than 4.50 to 1 and greater than or equal to 3.00 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

The New Credit Facility prescribes for an alternative method of determining interest rates in the event LIBOR is not available.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

New Credit Facility — Other Terms and Conditions
The third amendment dated May 5, 2020 (“Third Amendment”) of the Company’s New Credit Facility provided relief from the financial maintenance covenants for the revolving credit facility and Term Loan A facility subject to the non-occurrence of certain covenant reset triggers as more fully described in its 2021 Form 10-K. There has been no covenant reset trigger, or covenant reset certificate delivered. Accordingly, the financial ratio required at March 31, 2022 under the New Credit Facility was changed to a consolidated net leverage ratio from a senior secured net leverage ratio at December 31, 2021.

Further information on interest rates, fees, and other terms and conditions of the New Credit Facility is included in the Company’s 2021 Form 10-K.

At March 31, 2022, the Company was in compliance with all the financial covenants of the New Credit Facility.

Senior Notes
Further information on the terms and conditions of the Senior Unsecured Notes and Senior Secured Notes is included in the Company’s 2021 Form 10-K.

At March 31, 2022, the Company was in compliance with all of its financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

On March 3, 2021, the Company provided notice of its intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (collectively, the “2024 Secured Notes”). On March 17, 2021, the Company using the net proceeds of the offering of 5.125% Senior Secured Notes due April 15, 2029, together with cash on hand, satisfied and discharged each of the indentures governing the 2024 Secured Notes in accordance with their terms. As a result, the Company recorded a gain on extinguishment of debt of $8 million for the three months ended March 31, 2021.

Other Debt
Other debt consists primarily of subsidiary debt and finance lease obligations.

Factoring Arrangements
At March 31, 2022 and December 31, 2021, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.1 billion and $1.0 billion, of which $0.6 billion and $0.5 billion related to accounts receivable where the Company has continuing involvement. In addition, the deferred purchase price receivable was $68 million and $51 million at March 31, 2022 and December 31, 2021.

For the three months ended March 31, 2022 and 2021, proceeds from the factoring of accounts receivable qualifying as sales were $1.5 billion and $1.3 billion, of which $1.2 billion and $1.1 billion were received on accounts receivable where the Company had continuing involvement.

For the three months ended March 31, 2022 and 2021, the Company’s financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), were $6 million and $4 million.

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
(Unaudited)
9. Pension Plans, Postretirement and Other Employee Benefits

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postretirement Benefits” or “OPEB”) for certain employees and retirees around the world.

Components of net periodic benefit costs (credits) are as follows:

	Three Months Ended March 31,
	Pension Benefits				Other Postretirement Benefits
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	2022	2021
Service cost	$—	$7	$—	$7	$—	$—
Interest cost	9	5	8	4	1	1
Expected return on plan assets	(14)	(4)	(16)	(4)	—	—
Net amortization:
Actuarial loss	2	1	3	2	—	1
Prior service cost (credit)	—	—	—	—	(3)	(2)
Net pension and postretirement costs (credits)	$(3)	$9	$(5)	$9	$(2)	$—

10. Income Taxes

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

For the three months ended March 31, 2022, the Company recorded income tax expense of $30 million on income from continuing operations before income taxes of $11 million. This compares to an income tax expense of $47 million on income from continuing operations before income taxes of $134 million in the three months ended March 31, 2021.

Income tax expense for the three months ended March 31, 2022 differs from the U.S. statutory rate due primarily to pre-tax income that is taxed at rates higher than the U.S. statutory rate, pre-tax losses for which no tax benefit is recognized, and a $7 million non-cash benefit related to the release of a valuation allowance.

Income tax expense for the three months ended March 31, 2021 differs from the U.S. statutory rate due primarily to pre-tax income that is taxed at rates higher than the U.S. statutory rate and pre-tax losses for which no tax benefit is recognized.

The Company believes it is reasonably possible up to $43 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
11. Commitments and Contingencies

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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. At March 31, 2022, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company’s estimated share of environmental remediation costs for all these sites is recognized in the condensed consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
Accrued expenses and other current liabilities	$8	$8
Deferred credits and other liabilities	23	23
	$31	$31

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

At March 31, 2022 and December 31, 2021, the Company has indemnifications in place on certain of these environmental reserves, which is not considered material to the condensed consolidated financial statements.

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

The Company’s ARO liabilities in the condensed consolidated balance sheets are as follows:

	March 31, 2022	December 31, 2021
Accrued expenses and other current liabilities(a)	$12	$10
Deferred credits and other liabilities	4	4
	$16	$14

(a) Includes liabilities held for sale for $8 million and $9 million at March 31, 2022 and December 31, 2021. Refer to Note 2, “Basis of Presentation”, for additional information on assets and liabilities held for sale.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

The following represents the changes in the Company’s warranty accrual accounts:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$69	$62
Accruals and revisions to estimates	14	14
Settlements	(12)	(8)
Foreign currency	—	(1)
Balance at end of period	$71	$67

12. Share-Based Compensation

Share-based compensation expense is included in “Selling, general, and administrative” in the condensed consolidated statements of income (loss). Total share-based compensation expense is as follows:

	Three Months Ended March 31,
	2022	2021
Cash-settled share-based compensation expense	$20	$4
Share-settled share-based compensation expense	6	5
	$26	$9

Cash-Settled Awards
The Company grants restricted stock units (“RSUs”) and performance share units (“PSUs”) to certain key employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until the date of settlement. Additionally, compensation expense for PSUs is recognized ratably over the requisite service period if it is probable the performance target related to the PSUs will be achieved and subsequently adjusted if this probability assessment changes. The PSUs have the potential to pay out between zero and 200%, based on performance target achievement.

The following table reflects the number of cash-settled share-based units outstanding:

	March 31, 2022	December 31, 2021
RSUs	1,224,513	1,451,422
PSUs	4,376,689	2,951,316
	5,601,202	4,402,738

The following table reflects the cash-settled share-based liabilities:

	March 31, 2022	December 31, 2021
Cash-settled share-based RSU liability	$9	$6
Cash-settled share-based PSU liability	23	10
	$32	$16

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

At March 31, 2022, $66 million in unrecognized costs on the cash-settled awards is expected to be recognized over a weighted average period of approximately two years.

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

The following table reflects the changes in share-settled RSUs and share-settled PSUs for the three months ended March 31, 2022:

	Share-Settled RSUs		Share-Settled PSUs
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	3,117,058	$13.94	328,296	$24.72
Granted	2,501,847	10.52	—	—
Vested	(1,184,081)	18.46	(276,316)	24.72
Forfeited	(52,428)	15.07	(51,980)	24.72
Nonvested balance at end of period	4,382,396	$10.41	—	$—

At March 31, 2022, $39 million in unrecognized costs on the share-settled awards is expected to be recognized over a weighted average period of approximately two years.

13. Shareholders’ Equity

Common Stock
Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A Voting Common Stock (“Class A Common Stock”) at March 31, 2022 and December 31, 2021. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Non-Voting Common Stock (“Class B Common Stock”) at March 31, 2022 and December 31, 2021.

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock		Class B Common Stock
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Shares issued at beginning of period	96,713,188	75,714,163	—	20,308,454
Issued pursuant to benefit plans	1,611,497	786,575	—	—
Withheld for taxes pursuant to benefit plans	(357,772)	(247,508)	—	—
Class B common stock converted to Class A common stock	—	17,232,791	—	(17,232,791)
Shares issued at end of period	97,966,913	93,486,021	—	3,075,663

Treasury stock	14,592,888	14,592,888	—	—
Total shares outstanding	83,374,025	78,893,133	—	3,075,663

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Class B Common Stock Conversion
During the first quarter of 2021, Icahn Enterprises L.P. (“IEP”) and its affiliates converted 17,232,791 shares of the Company’s Class B Common Stock into 17,232,791 shares of Class A Common Stock. During the second quarter of 2021, IEP and its affiliates converted the remaining 3,075,663 shares of the Company’s Class B Common Stock outstanding at March 31, 2021 into 3,075,663 shares of Class A Common Stock.

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at March 31, 2022 and December 31, 2021. No shares of preferred stock were issued or outstanding at those dates.

Accumulated Other Comprehensive Income (Loss)
The following represents the Company’s changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended March 31,
	2022	2021
Foreign currency translation adjustments:
Balance at beginning of period	$(471)	$(395)
Other comprehensive income (loss) before reclassifications adjustments	—	(46)
Reclassification from other comprehensive income (loss)	—	—
Income tax benefit (provision)	—	—
Balance at end of period	(471)	(441)

Defined benefit plans:
Balance at beginning of period	(126)	(353)
Other comprehensive income (loss) before reclassifications	—	4
Reclassification from other comprehensive income (loss)	—	—
Income tax benefit (provision)	—	(1)
Balance at end of period	(126)	(350)

Cash flow hedges:
Balance at beginning of period	2	4
Other comprehensive income (loss) before reclassifications	6	2
Reclassification from other comprehensive income (loss)	(2)	(4)
Income tax benefit (provision)	—	—
Balance at end of period	6	2

Accumulated other comprehensive loss at end of period	$(591)	$(789)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	$(3)	$(6)

14. Segment Information

Tenneco consists of four operating segments: Motorparts, Performance Solutions, Clean Air, and Powertrain. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as “Corporate.”

Management uses EBITDA including noncontrolling interests as the key performance measure of segment profitability and uses the measure in its financial and operational decision-making processes, for internal reporting, and for planning and forecasting purposes to effectively allocate resources. EBITDA including noncontrolling interests is defined as earnings before interest expense, income taxes, noncontrolling interests, and depreciation and amortization. Segment assets are not presented as it is not a measure reviewed by the Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance.

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

Segment results are as follows:

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Reclass & Elims	Total
Three Months Ended March 31, 2022
Revenues from external customers	$722	$793	$2,103	$1,031	$4,649	$—	$4,649
Intersegment revenues	$11	$22	$5	$46	$84	$(84)	$—
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$4	$(1)	$—	$9	$12	$—	$12
Three Months Ended March 31, 2021
Revenues from external customers	$719	$787	$2,124	$1,101	$4,731	$—	$4,731
Intersegment revenues	$9	$26	$6	$47	$88	$(88)	$—
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$3	$1	$—	$18	$22	$—	$22

Segment EBITDA including noncontrolling interests and the reconciliation to earnings (loss) before interest expense, income taxes, and noncontrolling interests are as follows:

	Three Months Ended March 31,
	2022	2021
EBITDA including noncontrolling interests by segment:
Motorparts	$86	$102
Performance Solutions	15	43
Clean Air	106	149
Powertrain	66	115
Total reportable segments	273	409
Corporate	(50)	(50)
Depreciation and amortization	(146)	(155)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	77	204
Interest expense	(66)	(70)
Income tax (expense) benefit	(30)	(47)
Net income (loss)	$(19)	$87

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
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

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company’s key growth strategies. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended March 31, 2022
OE - Substrate	$—	$—	$1,090	$—	$1,090
OE - Value add	—	771	1,013	1,031	2,815
Aftermarket	722	22	—	—	744
Total	$722	$793	$2,103	$1,031	$4,649
Three Months Ended March 31, 2021
OE - Substrate	$—	$—	$1,088	$—	$1,088
OE - Value add	—	768	1,036	1,101	2,905
Aftermarket	719	19	—	—	738
Total	$719	$787	$2,124	$1,101	$4,731

	Reportable Segments
By Geography	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended March 31, 2022
North America	$444	$250	$867	$334	$1,895
Europe, Middle East, Africa and South America	223	333	662	523	1,741
Asia Pacific	55	210	574	174	1,013
Total	$722	$793	$2,103	$1,031	$4,649
Three Months Ended March 31, 2021
North America	$454	$240	$851	$328	$1,873
Europe, Middle East, Africa and South America	212	355	682	563	1,812
Asia Pacific	53	192	591	210	1,046
Total	$719	$787	$2,124	$1,101	$4,731

15. Related Party Transactions

IEP no longer owns 5% or more of the Company’s Class A Common Stock. During the second quarter of 2021, IEP and its subsidiaries, including Icahn Automotive Group LLC, were no longer considered related parties of the Company. The Company’s net sales with Icahn Automotive Group LLC, which represent net sales with IEH Auto Parts LLC and Pep Boys—Manny, Moe & Jack, were $31 million for the three months ended March 31, 2021. The Company also had royalty and other income (expense) with Icahn Automotive Group LLC and PSC Metals of $2 million for the three months ended March 31, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Tenneco”, the “Company”, “we”, “us”, and “our” refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of March 31, 2022 financial results are to March 31, 2021 financial results.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “2021 Form 10-K”).

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

Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as “Corporate.” See Note 14, “Segment Information”, in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q for additional information.

Proposed Merger
On February 22, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pegasus Holdings III, LLC (“Parent”) and Pegasus Merger Co., a wholly owned subsidiary of Parent (“Merger Sub” and together with Parent, “Buyer”). Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tenneco (the “Merger”) with Tenneco continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of certain funds managed by affiliates of Apollo Global Management, Inc. At the effective time of the Merger (the “Effective Time”), each share of the Company’s Class A voting common stock that is issued and outstanding immediately prior to the Effective Time (other than shares to be cancelled pursuant to the Merger Agreement or shares of Class A voting common stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law), will be automatically converted into the right to receive $20.00 in cash, without interest.

At the Effective Time, subject to the terms and conditions set forth in the Merger Agreement, each RSU and each PSU of Tenneco that is outstanding immediately prior to the Effective Time will automatically be cancelled and converted into the holder’s right to receive a cash amount (subject to any applicable withholding taxes) calculated based on the per-share Merger consideration of $20.00.

The closing of the Merger is subject to various conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the issued and outstanding shares of the Company’s common stock; (ii) the absence of any order, injunction or other legal or regulatory restraint making illegal, enjoining or otherwise prohibiting the closing of the Merger; (iii) the receipt of clearances and/or approvals under applicable foreign competition and/or other laws; (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications; and (v) compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement under clause (b) of such definition). The closing of the Merger is not subject to a financing condition, and Parent has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement.

The Company’s Board of Directors and the sole member or board of directors, as applicable, of Parent and Merger Sub have each unanimously approved the Merger and the Merger Agreement. If approved by the Company’s stockholders, the Merger is expected to close in the second half of 2022. Until the closing, the Company will continue to operate as an independent company.

The Company has incurred and will incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. In the event that the merger is terminated, the Company may also be required to pay a cash termination fee to Parent of $54 million, as required under the Merger Agreement under certain circumstances. If the Merger Agreement is terminated under certain other circumstances, including if the Merger Agreement is terminated following December 31, 2022 and at the time of such termination the only conditions to the closing of the Merger that have not been waived or satisfied (other than conditions that are, by their terms, satisfied at such closing) are the receipt of approvals, consents and consultations pursuant to the competition laws of Russia or Ukraine, Parent will be required to pay the Company a cash termination fee of $108 million.

Financial Results for the Three Months Ended March 31, 2022
Consolidated revenues were $4,649 million, a decrease of $82 million, or 2%, for the three months ended March 31, 2022. The primary driver of the decrease is lower sales volume of $166 million and the unfavorable effects of foreign currency exchange of $113 million. These were partially offset by the net favorable effects of other, which includes recoveries of commodity price increases, of $197 million.

Cost of sales were $4,108 million, an increase of $47 million, or 1%, for the three months ended March 31, 2022. The primary driver of the increase is unfavorable effects of materials sourcing of $230 million and net unfavorable effects of other costs of $6 million. In addition, the Motorparts segment recognized a non-cash charge of $4 million related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network. These were partially offset by favorable effects of foreign currency exchange of $102 million and lower sales volume of $91 million.

Results for the three months ended March 31, 2022 was a net loss of $19 million as compared to net income of $87 million for the three months ended March 31, 2021. The change from net income to a net loss was primarily driven by:
•lower results from operations attributable to lower sales volume and unfavorable mix, as well as the effects of unfavorable material sourcing;
•a decrease in equity in earnings (losses) of nonconsolidated affiliates, net of tax of $10 million, primarily attributable to the decrease in equity in earnings of nonconsolidated affiliates located in Turkey; and
•a non-cash gain on extinguishment of debt of $8 million was recognized for the three months ended March 31, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024.

These unfavorable effects were partially offset by:
•a decrease in depreciation and amortization of $9 million, primarily attributable to the effects of reductions in capital expenditures;
•a decrease in restructuring charges, net and asset impairments of $12 million primarily due to a decrease of $16 million related to cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant relocations and closures; and
•a decrease in income tax expense to $30 million in the three months ended March 31, 2022 from $47 million in the three months ended March 31, 2021. This is primarily the effects of pre-tax income that is taxed at rates higher than the U.S. statutory rate and pre-tax losses for which no tax benefit is recognized, as well as a $7 million non-cash benefit related to the release of a valuation allowance during the three months ended March 31, 2022.

Recent Trends and Market Conditions
Recent events affecting our business include the COVID-19 global pandemic (including the recent implementation of government lockdowns in China), the semiconductor shortage, the Russia and Ukraine conflict, other supply chain challenges, and the effects of inflation and rising interest rates on the overall macroeconomic environment. We do not have significant operations in Russia or Ukraine compared to our global operations, but our operations in these regions have been disrupted due to the conflict. Sales from our Russian subsidiaries and sales into Russia and Ukraine from our global subsidiaries were less than 1% of our consolidated “Net sales and operating revenue” for the year ended December 31, 2021.

We use various raw materials, including steel and other metals. We obtain steel from a number of sources pursuant to various contractual and other arrangements. Due to recent supply chain constraints within the automotive industry, which may be exacerbated by the conflict in Ukraine, we may encounter difficulty in obtaining steel and other commodities at current contractual prices and as a result may incur higher costs to procure these items. In addition, the automotive industry continues to face a shortage of semiconductors, which has led to production disruptions globally and created operating challenges for the automotive supplier base. We expect industry production to remain volatile for the foreseeable future and, sustained unfavorable commodity prices, volatility in commodity prices or changes in markets for a given commodity could negatively affect our operations.

We are experiencing other supply chain challenges, along with the effects of inflation on commodities, other purchases, and labor. Further, unfavorable conditions such as a general slowdown of the global or U.S. economy, uncertainty and volatility in the financial markets, or additional inflationary factors and rising interest rates could result in higher operating expenses and project costs for us.

Additionally, the Russia and Ukraine conflict and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations.

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

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks, and potential shipping delays, have contributed to increased market volatility and economic uncertainty. The effect of the invasion of Ukraine, including economic sanctions or additional war or military conflict, as well as potential responses by Russia, is currently unknown and could adversely affect the Company’s business, supply chain, suppliers, customers and potential consumer demand for our products.

Global vehicle production levels
Global light vehicle production levels (According to IHS Markit, April, 2022)
For the three months ended March 31, 2022, global light vehicle production was down 4% overall and down across almost all major markets in which we operate compared to the same period in the prior year, primarily due to the semiconductor supply shortage and other supply chain challenges during the three months ended March 31, 2022. Light vehicle production levels in North America were down 2%, Europe was down 18%, India was down 2%, and South America production was down 13%, while production levels in China were up 6%.

Global commercial truck production levels (According to IHS Markit, February, 2022)
For the three months ended March 31, 2022, global commercial truck production decreased 27% as compared to the same period in the prior year. Production declined by 53% in China, 6% in Europe, and 2% in India, while production levels were up 21% in North America and 17% in Brazil. The significant production decline in China is primarily due to a challenging growth comparison, the ongoing semiconductor supply shortage and effects of COVID-19.

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

Business Strategy
We are a leading diversified, global supplier of innovative products and services to light vehicle, commercial truck, off-highway, industrial, and aftermarket customers. Our strategy focuses on addressing the evolving needs of our OE and aftermarket customers around the world to drive growth. As discussed in more detail in our 2021 Form 10-K, the key components of our business strategy are as follows:
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

Original Equipment Specific Strategies
The converging forces of connectivity, autonomy, electrification, and shared mobility are spawning a new age of automotive autonomy and a unique opportunity to position our business for significant growth and profitability. We strive to strengthen our global position by designing, manufacturing, delivering, and marketing technologically innovative products and solutions for OE manufacturers. As discussed in more detail in our 2021 Form 10-K, the key components of our OE strategy are as follows:
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

We expect this distinctive go-to-market model will result in a sustainable competitive advantage, particularly as the industry trends previously mentioned disrupt the traditional aftermarket landscape and business practices. We expect the demand for replacement parts to increase as a result of the increase in the average age of VIO and the increase in the average miles driven per year. The characteristics of aftermarket sales and distribution are defined regionally, which require localized strategies to address the key success factors of our customers. As discussed in more detail in our 2021 Form 10-K, the key components of our aftermarket strategy are as follows:
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
Refer to our 2021 Form 10-K.

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

RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change (1)
	(millions, except percent and per share amounts)
Revenues
Net sales and operating revenues	$4,649	$4,731	$(82)	(2)%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	4,108	4,061	(47)	(1)%
Selling, general, and administrative	252	255	3	1%
Depreciation and amortization	146	155	9	6%
Engineering, research, and development	75	72	(3)	(4)%
Restructuring charges, net and asset impairments	13	25	12	48%
	4,594	4,568	(26)	(1)%
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	3	3	—	—%
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	12	22	(10)	(45)%
Gain (loss) on extinguishment of debt	—	8	(8)	(100)%
Other income (expense), net	7	8	(1)	(13)%
	22	41	(19)	(46)%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	77	204	(127)	(62)%
Interest expense	(66)	(70)	4	6%
Earnings (loss) before income taxes and noncontrolling interests	11	134	(123)	(92)%
Income tax (expense) benefit	(30)	(47)	17	36%
Net income (loss)	(19)	87	(106)	(122)%
Less: Net income (loss) attributable to noncontrolling interests	19	22	3	14%
Net income (loss) attributable to Tenneco Inc.	$(38)	$65	$(103)	(158)%
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(0.46)	$0.80
Weighted average shares outstanding	83.1	82.0
Diluted earnings (loss) per share:
Earnings (loss) per share	$(0.46)	$0.79
Weighted average shares outstanding	83.1	82.5

Revenues
The following table lists the primary drivers behind the change in revenues (amounts in millions):

Three months ended March 31, 2021	$4,731
Drivers in the change of organic revenues:
Volume and mix	(166)
Currency exchange rates	(113)
Others	197
Three months ended March 31, 2022	$4,649

Cost of sales
The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Three months ended March 31, 2021	$4,061
Drivers in the change of organic cost of sales:
Volume and mix	(91)
Materials sourcing	230
Currency exchange rates	(102)
Inventory write-down	4
Others	6
Three months ended March 31, 2022	$4,108

Selling, general, and administrative (SG&A)
SG&A decreased by $3 million to $252 million compared to $255 million for the three months ended March 31, 2021. The decrease was primarily due to lower net compensation and employee benefits during the three months ended March 31, 2022.

Depreciation and amortization
Depreciation and amortization decreased by $9 million to $146 million as compared to $155 million for the three months ended March 31, 2021, primarily attributable to the effects of reductions in capital expenditures.

Engineering, research, and development
Engineering, research, and development increased by $3 million to $75 million as compared to $72 million for the three months ended March 31, 2021. The increase was due primarily to an increase in research and development activities during the three months ended March 31, 2022.

Restructuring charges, net and asset impairments
Restructuring charges, net and asset impairments decreased by $12 million to $13 million as compared to $25 million for the three months ended March 31, 2021. The decrease is primarily due to a decrease of $16 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant relocations and closures; offset by an increase in non-restructuring asset impairment charges of $2 million in the Motorparts segment and an increase in impairment charges related to assets held for sale of $2 million in the Powertrain segment as compared to the three months ended March 31, 2021.

Non-service pension and postretirement benefit (costs) credits
Non-service pension and postretirement benefit (costs) credits was flat at a net credit of $3 million as compared to a net credit of $3 million for the three months ended March 31, 2021. The increase in interest costs due to the increase in discount rates and the decrease in expected return on plan assets due to the decrease in long-term rate of return were completely offset by the reduction in amortization expense.

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Equity in earnings (losses) of nonconsolidated affiliates, net of tax decreased by $10 million as compared to the three months ended March 31, 2021. The decrease is primarily attributable to the decrease in equity in earnings of nonconsolidated affiliates located in Turkey.

Gain (loss) on extinguishment of debt
A non-cash gain on extinguishment of debt of $8 million was recognized for the three months ended March 31, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024.

Other income (expense), net
Other income (expense), net decreased by $1 million as compared to the three months ended March 31, 2021.

Interest expense
Interest expense decreased by $4 million to $66 million as compared to $70 million for the three months ended March 31, 2021. The decrease was primarily due to lower interest expense on lower average outstanding borrowings on the revolver and term loans, along with a lower average interest rate on variable rate debt, partially offset by overall higher interest rates on fixed rate debt and an increase of $2 million in financing charges on sales of accounts receivable primarily driven by higher factoring balances.

Income tax (expense) benefit
Income tax expense decreased by $17 million to $30 million as compared to $47 million in the three months ended March 31, 2021. The decrease is primarily due to the effects of pre-tax income that is taxed at rates higher than the U.S. statutory rate and pre-tax losses for which no tax benefit is recognized, as well as a $7 million non-cash benefit related to the release of a valuation allowance during the three months ended March 31, 2022.

Net income (loss)
Results for the three months ended March 31, 2022 was net loss of $19 million as compared to a net income of $87 million for the three months ended March 31, 2021 primarily due to the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) (amounts in millions):

	Three Months Ended March 31,
	2022	2021
EBITDA including noncontrolling interests:
Motorparts	$86	$102
Performance Solutions	15	43
Clean Air	106	149
Powertrain	66	115
Corporate	(50)	(50)
Depreciation and amortization	(146)	(155)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	77	204
Interest expense	(66)	(70)
Income tax (expense) benefit	(30)	(47)
Net income (loss)	$(19)	$87

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

The table below reflects our segment revenues for the three months ended March 31, 2022 and 2021 (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Three months ended March 31, 2021	$719	$787	$1,036	$1,088	$2,124	$1,101	$4,731
Drivers in the change of organic revenues:
Volume and mix	(43)	(4)	(72)	15	(57)	(62)	(166)
Currency exchange rates	(14)	(26)	(21)	(13)	(34)	(39)	(113)
Others	60	36	70	—	70	31	197
Three months ended March 31, 2022	$722	$793	$1,013	$1,090	$2,103	$1,031	$4,649

Segment Revenue
Motorparts
Motorparts revenue increased $3 million, or less than 1%, as compared to the three months ended March 31, 2021. Other net favorable effects, which includes recoveries of commodity price increases, contributed $60 million to the increase, which more than offset the decrease in revenues attributable to the effects of lower sales volume of $43 million and unfavorable effect of foreign currency exchange of $14 million.

Performance Solutions
Performance Solutions revenue increased $6 million, or 1%, as compared to the three months ended March 31, 2021. Other favorable effects, which includes recoveries of commodity price increases, increased revenue by $36 million, which more than offset the decrease in Performance Solutions revenues attributable to the effects of net lower volume of $4 million and unfavorable effect of foreign currency exchange of $26 million.

Clean Air
Clean Air revenue decreased $21 million, or 1%, as compared to the three months ended March 31, 2021. The decrease was primarily due to the decrease in value-add revenue of $23 million, partially offset by the increase in substrate sales of $2 million. Overall for the Clean Air segment, the main drivers of the value-add revenue decrease was lower volume of $72 million when compared to the prior year. In addition, foreign currency exchange had a $21 million unfavorable effect on Clean Air value-add revenue, while other favorable effects, which includes recoveries of commodity price increases, increased value-add revenue by $70 million.

Powertrain
Powertrain revenue decreased $70 million, or 6%, as compared to the three months ended March 31, 2021. Lower volume contributed $62 million to the decrease. In addition, foreign currency exchange had a $39 million unfavorable effect on Powertrain revenue, while other favorable effects, which includes recoveries of commodity price increases, increased revenue by $31 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment (amounts in millions):

	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022 vs 2021 Change
Motorparts	$86	$102	$(16)
Performance Solutions	$15	$43	$(28)
Clean Air	$106	$149	$(43)
Powertrain	$66	$115	$(49)

Motorparts
Motorparts EBITDA including noncontrolling interests decreased $16 million as compared to the three months ended March 31, 2021. The decrease is primarily attributable to unfavorable sales volume and mix, partially offset by favorable materials sourcing during the three months ended March 31, 2022 as compared to prior year.

Performance Solutions
Performance Solutions EBITDA including noncontrolling interests decreased $28 million as compared to the three months ended March 31, 2021. The decrease is primarily attributable to unfavorable materials sourcing during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Clean Air
Clean Air EBITDA including noncontrolling interests decreased $43 million as compared to the three months ended March 31, 2021. The decrease is primarily attributable to lower sales volume and unfavorable operating performance. These unfavorable factors were partially offset by a decrease in restructuring charges related to cash severance benefits and other costs of $5 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Powertrain
Powertrain EBITDA including noncontrolling interests decreased $49 million as compared to the three months ended March 31, 2021. The decrease is primarily attributable to unfavorable sales volume and mix and unfavorable material sourcing during the three months ended March 31, 2022 as compared to prior year. These unfavorable factors were partially offset by favorable operating performance and decrease in restructuring charges related to cash severance benefits and other costs of $8 million as compared to the three months ended March 31, 2021.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended March 31, 2022
Restructuring charges, net	$—	$1	$4	$2	$7	$2	$9
Restructuring related costs	—	4	—	2	6	2	8
Loss on sale of business	—	—	2	—	2	—	2
Other non-restructuring asset impairments	2	—	—	2	4	—	4
Inventory write-down(1)	4	—	—	—	4	—	4
Other costs (including strategic and transaction related)	—	—	—	—	—	4	4
Other	—	1	(2)	—	(1)	—	(1)
Total adjustments	$6	$6	$4	$6	$22	$8	$30

(1) Non-cash charge of $4 million to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.

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

Liquidity and Capital Resources
Liquidity and Financing Arrangements
For the reasons discussed above under “Recent Trends and Market Conditions - General economic conditions”, there continues to be many uncertainties that remain related to the COVID-19 global pandemic (including the recent implementation of government lockdowns in China), the semiconductor shortage, the Russia and Ukraine conflict, other supply chain challenges, and the effects of inflation and rising interest rates that could negatively affect our liquidity and cash flows.

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

Credit Facilities
The table below shows our borrowing capacity on committed credit facilities at March 31, 2022 (amounts in billions):

	March 31, 2022
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$1.4
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2022 - 2028	—
		$1.4

(a)We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.
(b)At March 31, 2022, we had $69 million of outstanding letters of credit under the revolving credit facility, which reduces the available borrowings under our revolving credit facility. We also had $68 million of outstanding letters of credit under our uncommitted facilities at March 31, 2022.

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

At March 31, 2022, we had liquidity of $2.1 billion comprised of $641 million of cash and $1.4 billion undrawn on our revolving credit facility. We had no outstanding borrowings on our revolving credit facility at March 31, 2022.

During the fourth quarter of 2021, we issued a $42 million letter of credit under our revolving credit facility and such letter of credit is included in the $69 million of total outstanding letters of credit at March 31, 2022, which reduces the available borrowings under our revolving credit facility. The letter of credit supports a 1.7 billion Mexican peso (approximately $85 million using exchange rates at March 31, 2022) surety bond issued to the Mexican tax authority. The surety bond is required in order for us to enter into the judicial process to appeal a tax assessment and covers the amount of the assessment plus interest. We do not believe it is probable we will have to pay the assessment or related interest. We also received a second assessment during the fourth quarter of 2021 from the Mexican tax authority of 0.6 billion Mexican peso (approximately $29 million using the exchange rate at March 31, 2022) for a separate matter, which has not required the issuance of a surety bond at this time. We do not believe it is probable we will have to pay this second assessment or related interest.

Credit Facility
New Credit Facility — Interest Rates
At March 31, 2022, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which our consolidated net leverage ratio (as defined in the New Credit Facility) is less than 4.50 to 1 and greater than or equal to 3.00 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

The New Credit Facility prescribes for an alternative method of determining interest rates in the event LIBOR is not available.

New Credit Facility — Other Terms and Conditions
The third amendment dated May 5, 2020 (“Third Amendment”) of our New Credit Facility provided relief from the financial maintenance covenants for the revolving credit facility and Term Loan A facility subject to the non-occurrence of certain covenant reset triggers as more fully described in our 2021 Form 10-K. There has been no covenant reset trigger, or covenant reset certificate delivered. Accordingly, the financial ratio required at March 31, 2022 under the New Credit Facility was changed to a consolidated net leverage ratio from a senior secured net leverage ratio at December 31, 2021.

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of March 31, 2022 are as follows: consolidated net leverage ratio of 3.68 actual versus 5.25 (maximum required under the Third Amendment); and interest coverage ratio of 5.24 actual versus 2.75 (minimum required under the Third Amendment).

Further information on interest rates, fees, and other terms and conditions of the New Credit Facility is included in our 2021 Form 10-K.

Senior Notes
A summary of our senior unsecured and secured notes at March 31, 2022 are as follows (amounts in millions):

	Principal	Carrying Amount(a)
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	$225	$223
$500 million of 5.000% Senior Notes due 2026	$500	$496
Senior Secured Notes
$500 million of 7.875% Senior Secured Notes due 2029	$500	$490
$800 million of 5.125% Senior Secured Notes due 2029	$800	$788

(a) Carrying amount is net of unamortized debt issuance costs of $28 million at March 31, 2022.

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

Further information on the terms and conditions of the Senior Unsecured Notes and Senior Secured Notes is included in our 2021 Form 10-K.

At March 31, 2022, we were in compliance with all of our financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

Factoring Arrangements
In our factoring programs, accounts receivables are transferred in their entirety to the acquiring entities and are accounted for as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring programs approximates the fair value of such receivables. Some of these programs have deferred purchase price arrangements with the banks.

We are the servicer of the receivables under some of these arrangements and are responsible for performing all accounts receivable administration functions. Where we receive a fee to service and monitor these transferred accounts receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

At March 31, 2022 and December 31, 2021, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.1 billion and $1.0 billion, of which $0.6 billion and $0.5 billion relate to accounts receivable where we have continuing involvement. In addition, the deferred purchase price receivable was $68 million and $51 million at March 31, 2022 and December 31, 2021.

For the three months ended March 31, 2022 and 2021, proceeds from the factoring of accounts receivable qualifying as sales were $1.5 billion and $1.3 billion, of which $1.2 billion and $1.1 billion were received on accounts receivable where we have continuing involvement.

For the three months ended March 31, 2022 and 2021, our financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), were $6 million and $4 million.

If we were not able to factor receivables under these programs, our borrowings under our revolving credit agreement might increase. These programs provide us with access to cash at costs that are generally favorable to alternative sources of financing and allow us to reduce borrowings under our revolving credit agreement.

Cash Flows
Operating Activities
Operating activities were as follows (amounts in millions):

	Three Months Ended March 31,
	2022	2021
Operational cash flow before changes in operating assets and liabilities	$113	$268

Changes in operating assets and liabilities:
Receivables	(320)	(452)
Inventories	(213)	(120)
Payables and accrued expenses	325	240
Accrued interest and accrued income taxes	(22)	8
Other assets and liabilities	30	6
Total change in operating assets and liabilities	(200)	(318)
Net cash (used) provided by operating activities	$(87)	$(50)

Net cash used by operating activities for the three months ended March 31, 2022 was $87 million, an increase of $37 million as compared to the net cash used by operating activities of $50 million for the three months ended March 31, 2021. The unfavorable operating cash flow activity was primarily due to the decrease in net cash provided by operating activities before operating assets and liabilities of $155 million, partially offset by the favorable changes in net cash used by operating activities of $118 million primarily attributable to working capital items.

Investing Activities
Investing activities were as follows (amounts in millions):

	Three Months Ended March 31,
	2022	2021
Proceeds from sale of assets	$5	$7
Net proceeds from sale of business	1	1
Cash payments for property, plant and equipment	(93)	(95)
Proceeds from deferred purchase price of factored receivables	99	115
Other	(1)	—
Net cash (used) provided by investing activities	$11	$28

Net cash provided by investing activities for the three months ended March 31, 2022 was $11 million, as compared to net cash provided by investing activities of $28 million for the three months ended March 31, 2021, primarily due to a decrease in proceeds from deferred purchase price of factored receivables of $16 million and a decrease in net proceeds from sale of assets of $2 million. Cash payments for property, plant and equipment were $93 million for the three months ended March 31, 2022 as compared to $95 million for the three months ended March 31, 2021.

Financing Activities
Financing activities were as follows (amounts in millions):

	Three Months Ended March 31,
	2022	2021
Proceeds from term loans and notes	$4	$813
Repayments and extinguishment costs of term loans and notes	(68)	(862)
Debt issuance costs of long-term debt	—	(11)
Borrowings on revolving lines of credit	1,583	1,382
Payments on revolving lines of credit	(1,584)	(1,394)
Distributions to noncontrolling interest partners	(24)	(7)
Other	(48)	(51)
Net cash (used) provided by financing activities	$(137)	$(130)

Net cash flow used by financing activities was $137 million for the three months ended March 31, 2022. This included net repayments on term loans and notes of $64 million, net repayments on revolving lines of credit of $1 million, distributions to noncontrolling interest partners of $24 million, and net repayments on other financing arrangements of $48 million.

Net cash flow used by financing activities was $130 million for the three months ended March 31, 2021. This included net repayments and extinguishment costs on term loans and notes of $49 million, net repayments on revolving lines of credit of $12 million, distributions to noncontrolling interest partners of $7 million and net repayments on other financing arrangements of $51 million.

Dividends on Common Stock
We did not pay dividends during the three months ended March 31, 2022 and 2021, due to the suspension of the dividend program in the second quarter of 2019.

Redeemable noncontrolling interests
At March 31, 2022, we held a redeemable noncontrolling interest of $49 million, which became redeemable during the three months ended March 31, 2022 following the third anniversary of the Öhlins acquisition on January 10, 2019. This redeemable noncontrolling interest represents a 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) retained by K Öhlin Holding AB (“Köhlin”).

Subsequent to March 31, 2022, we received a notice from Köhlin of its intention to redeem all of the KÖ Interest. The redemption of the KÖ Interest is expected to be paid in the second quarter of 2022.

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

Summarized Financial Information
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after the elimination of (a) intercompany transactions and balances among the Parent and the Guarantors and (b) the equity in earnings from and investments in any subsidiary that is a Nonguarantor (amounts in millions):

Income Statements

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Net sales and operating revenues	$1,875	$7,108
Operating expenses	$1,938	$7,234
Net income (loss)	$(97)	$(585)
Net income (loss) attributable to Tenneco Inc.	$(97)	$(585)

Balance Sheets

	March 31, 2022	December 31, 2021
ASSETS
Current assets	$367	$480
Non-current assets	$1,812	$1,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$1,611	$1,432
Non-current liabilities	$5,391	$5,441
Intercompany due to (due from)	$441	$624

Environmental Matters, Legal Proceedings and Product Warranties
Note 11, “Commitments and Contingencies” in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

The following table summarizes by position the notional amounts for foreign currency forward contracts at March 31, 2022, all of which mature in the next twelve months (amounts in millions):

Notional Amount
Long positions	$415
Short positions	$411

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

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. At March 31, 2022, we had $2.0 billion par value of fixed rate debt and $3.0 billion par value of floating rate debt. Of the fixed rate debt, $225 million is fixed through 2024, $500 million is fixed through 2026, and $1.3 billion is fixed through 2029. For more detailed explanations on our debt structure and New Credit Facility, refer to “Liquidity and Capital Resources” earlier in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, “Debt and Other Financing Arrangements” in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q.

We estimate the fair value of our long-term debt at March 31, 2022 was approximately 101% of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the condensed consolidated statements of income (loss) and the cash we pay for interest expense by approximately $30 million.

Equity Price Risk
We have certain employee compensation arrangements, including cash-settled share-based units granted under our long-term incentive plan, that are valued based on Tenneco Inc. share price. The share equivalents outstanding related to cash-settled share-based awards are as follows:

	March 31, 2022	December 31, 2021
Restricted Stock Units (RSUs)	1,224,513	1,451,422
Performance Share Units (PSUs)	4,376,689	2,951,316
	5,601,202	4,402,738

At March 31, 2022, a change in the Tenneco Inc. share price of 10% would cause a change to the compensation liability of approximately $3 million, and would change the cash payout of all share equivalents, once fully vested at 100%, by $10 million.

We selectively use financial instruments to reduce the market risk associated with our share-based, cash-settled liabilities, which increase as our stock price increases, and decrease as our stock price decreases. These financial instruments move in the opposite direction of the compensation payouts, allowing us to substantially mitigate the risk associated with changes in the Tenneco Inc. share price of the final cash settlement. At March 31, 2022, we had 3,100,000 common share equivalents of these financial instruments.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 11, “Commitments and Contingencies”, in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A.RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse effect on our business, financial condition and operating results. Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The risks described herein or in our Annual Report on Form 10-K are not the only risks facing us. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may affect our business, financial condition and operating results.

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders and the receipt of required regulatory approvals, consents or clearances with respect to the Merger under applicable foreign competition and/or foreign direct investment laws. This includes, among other jurisdictions, potential clearances and/or approvals under the antitrust laws of Russia and Ukraine. Apollo may, in its sole discretion, elect to waive the receipt of such Russian and/or Ukrainian approvals and/or clearances as conditions to the consummation of the Merger. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

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

The conflict between Russia and Ukraine may adversely affect our business, financial condition, and results of operations.
In late February 2022, Russia launched a military attack on Ukraine. In response, the United States, the European Union and the United Kingdom, among other countries, have imposed a wave of sanctions against certain Russian institutions, companies and citizens. We have suspended any imports into Russia, including to our own subsidiaries in Russia, and have suspended any exports out of Russia. Although we do not have significant operations in Russia or Ukraine compared to our global operations, our operations in these regions have been disrupted due to the conflict and the potentially destabilizing effects of the Russia and Ukraine conflict, or potential for a larger conflict, could have other effects on our business.

In addition, economic and geopolitical instability and increased trade barriers as a result of the Russia and Ukraine conflict and related sanctions could have a material adverse effect on our operating results, financial condition, and cash flows as a result of potential impacts on our business, the supply chain, suppliers, customers and potential consumer demand for our products. Because Russia and Ukraine are both major global suppliers of internationally traded steelmaking raw materials, the conflict may increase prices for steel, the primary raw material we use in our products, or other materials and commodities. Further escalation of geopolitical tensions related to military conflict could result in loss of property, expropriation, supply disruptions, loss of trademark rights, plant closures and an inability to obtain key supplies and materials, as well as adversely affect our business and our supply chain, our international subsidiaries and joint ventures, business partners or customers in the broader region. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

In addition, the risk of cybersecurity incidents has increased in connection with the conflict between Russia and Ukraine. It is possible that cyberattacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations. The proliferation of malware from the conflict into systems unrelated to the conflict, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our business, financial condition, and results of operations.

There is also no guarantee that the current Russia and Ukraine conflict will not draw military or other intervention from additional countries, which could lead to a much larger conflict and/or additional sanctions imposed by the U.S. government and other governments that restrict business with specific persons, organizations or countries or with respect to certain products or services. If such escalation should occur or such sanctions are imposed, supply chain, trade routes and markets currently served by us could be adversely affected, which, in turn, could materially adversely affect our business, financial condition, and results of operations.

In addition, the Russia and Ukraine conflict could heighten many of our known risks described in Part I, Item 1A. “Risk Factors” in the Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2022. These purchases reflect shares withheld upon vesting of restricted stock, restricted stock units and performance stock units for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding share-settled units through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
January 2022	74	$11.20	—	$—
February 2022	242,409	10.43	—	—
March 2022	115,289	18.85	—	—
Total	357,772	$13.14	—	$—
(1)     Shares withheld upon vesting of share-settled restricted stock units in the first quarter of 2022.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2022

Exhibit Number		Description

2.1	—
Agreement and Plan of Merger, dated as of February 22, 2022, by and among Pegasus Holdings III, LLC, Pegasus Merger Co., and Tenneco Inc. (incorporated herein by reference to Exhibit 2.1 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, File No 1-12387).

3.1	—
Amendment to the By-laws of the Company, dated February 22, 2022 (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated February 23, 2022, File No 1-12387).

10.1	—
Tenneco Inc. Annual Incentive Plan (as amended and restated effective January 1, 2022) (incorporated herein by reference to Exhibit 10.16 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, File No 1-12387).

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

Dated: May 5, 2022