Form 10-Q
period 2022-06-30
TENNECO INC
filed 2022-08-04
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 83,390,249 shares outstanding as of August 2, 2022.

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
•changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases or fluctuations), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt and our financial flexibility to respond to the COVID-19 pandemic and general macroeconomic conditions;
•our ability to comply with the covenants contained in the agreements governing our indebtedness and otherwise have sufficient liquidity, including through the COVID-19 pandemic and uncertain macroeconomic conditions;
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

In addition, this report includes forward-looking statements regarding the Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Pegasus Holdings III, LLC (the “Parent”) and Pegasus Merger Co. (the “Merger Sub”) on February 22, 2022. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tenneco (the “Merger”) with Tenneco continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of Parent. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include (without limitation and in addition to the risks set forth above):
•the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger;
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

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Net sales and operating revenues	$4,665	$4,583	$9,314	$9,314

Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	4,167	3,973	8,275	8,034
Selling, general, and administrative	257	269	509	524
Depreciation and amortization	143	145	289	300
Engineering, research, and development	74	73	149	145
Restructuring charges, net and asset impairments	29	27	42	52
	4,670	4,487	9,264	9,055
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	3	3	6	6
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	10	15	22	37
Gain (loss) on extinguishment of debt	—	—	—	8
Other income (expense), net	7	13	14	21
	20	31	42	72
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	15	127	92	331
Interest expense	(76)	(69)	(142)	(139)
Earnings (loss) before income taxes and noncontrolling interests	(61)	58	(50)	192
Income tax (expense) benefit	(43)	(41)	(73)	(88)
Net income (loss)	(104)	17	(123)	104
Less: Net income (loss) attributable to noncontrolling interests	17	27	36	49
Net income (loss) attributable to Tenneco Inc.	$(121)	$(10)	$(159)	$55
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(1.44)	$(0.12)	$(1.91)	$0.68
Weighted average shares outstanding	83.6	82.3	83.4	82.1
Diluted earnings (loss) per share:
Earnings (loss) per share	$(1.44)	$(0.12)	$(1.91)	$0.67
Weighted average shares outstanding	83.6	82.3	83.4	83.1
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(104)	$17	$(123)	$104
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(207)	62	(210)	10
Defined benefit plans	—	3	—	6
Cash flow hedges	(14)	(1)	(10)	(3)
Other comprehensive income (loss), net of tax	(221)	64	(220)	13
Comprehensive income (loss)	(325)	81	(343)	117
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	31	11	47
Comprehensive income (loss) attributable to common shareholders	$(320)	$50	$(354)	$70
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$389	$859
Restricted cash	6	6
Receivables:
Customer notes and accounts, net	2,547	2,308
Other	132	111
Inventories	2,073	1,846
Prepayments and other current assets	625	683
Total current assets	5,772	5,813
Property, plant, and equipment, net	2,691	2,872
Long-term receivables, net	4	5
Goodwill	506	507
Intangibles, net	980	1,056
Investments in nonconsolidated affiliates	469	539
Deferred income taxes	260	266
Other assets	537	564
Total assets	$11,219	$11,622
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$85	$57
Accounts payable	3,225	2,955
Accrued compensation and employee benefits	397	381
Accrued income taxes	52	71
Accrued expenses and other current liabilities	1,136	1,227
Total current liabilities	4,895	4,691
Long-term debt	4,934	5,018
Deferred income taxes	100	105
Pension and postretirement benefits	766	830
Deferred credits and other liabilities	456	491
Commitments and contingencies (Note 11)
Total liabilities	11,151	11,135
Redeemable noncontrolling interests	40	91
Tenneco Inc. shareholders’ equity:
Preferred stock - $0.01 par value; none issued	—	—
Class A voting common stock - $0.01 par value; shares issued: (June 30, 2022 - 97,981,263; December 31, 2021 - 96,713,188)	1	1
Class B non-voting convertible common stock - $0.01 par value; none issued	—	—
Additional paid-in capital	4,469	4,462
Accumulated other comprehensive loss	(790)	(595)
Accumulated deficit	(3,012)	(2,853)
Shares held as treasury stock - at cost: (June 30, 2022 and December 31, 2021 - 14,592,888)	(930)	(930)
Total Tenneco Inc. shareholders’ equity (deficit)	(262)	85
Noncontrolling interests	290	311
Total equity	28	396
Total liabilities, redeemable noncontrolling interests, and equity	$11,219	$11,622
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income (loss)	$(123)	$104
Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
Depreciation and amortization	289	300
Deferred income taxes	(7)	12
Stock-based compensation	12	9
Restructuring charges and asset impairments, net of cash paid	17	3
Change in pension and other postretirement benefit plans	(21)	(11)
Equity in earnings of nonconsolidated affiliates	(22)	(37)
Cash dividends received from nonconsolidated affiliates	44	58
Loss (gain) on sale of assets and other	(10)	(7)
Changes in operating assets and liabilities:
Receivables	(571)	(481)
Inventories	(293)	(193)
Payables and accrued expenses	395	249
Accrued interest and accrued income taxes	(16)	34
Other assets and liabilities	38	(17)
Net cash (used) provided by operating activities	(268)	23
Investing Activities
Proceeds from sale of assets	12	12
Net proceeds from sale of business	2	1
Proceeds from sale of investment in nonconsolidated affiliates	1	3
Cash payments for property, plant and equipment	(171)	(185)
Proceeds from deferred purchase price of factored receivables	212	254
Other	(1)	—
Net cash (used) provided by investing activities	55	85
Financing Activities
Proceeds from term loans and notes	22	838
Repayments and extinguishment costs of term loans and notes	(123)	(939)
Borrowings on revolving lines of credit	4,018	2,876
Payments on revolving lines of credit	(3,990)	(2,871)
Debt issuance costs of long-term debt	—	(12)
Distributions to noncontrolling interest partners	(34)	(8)
Payment for redeemable noncontrolling interest redemption	(53)	—
Collections (payments) on securitization programs, net and other	(44)	(73)
Net cash (used) provided by financing activities	(204)	(189)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(53)	(3)
Increase (decrease) in cash, cash equivalents, and restricted cash	(470)	(84)
Cash, cash equivalents, and restricted cash, beginning of period	865	803
Cash, cash equivalents, and restricted cash, end of period	$395	$719
Supplemental Cash Flow Information
Cash paid during the period for interest	$114	$100
Cash paid during the period for income taxes, net of refunds	$131	$62
Lease assets obtained in exchange for new operating lease liabilities	$29	$26
Non-cash inventory charges due to aftermarket product line exit	$4	$44
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$80	$86
Deferred purchase price of receivables factored in the period	$231	$266
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1	$4,462	$(595)	$(2,853)	$(930)	$85	$311	$396
Net income (loss)				(38)		(38)	7	(31)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			—			—	(1)	(1)
Cash flow hedges			4			4	—	4
Comprehensive income (loss)						(34)	6	(28)
Stock-based compensation, net	—	2	—	—	—	2	—	2
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Balance at March 31, 2022	1	4,464	(591)	(2,891)	(930)	53	304	357
Net income (loss)				(121)		(121)	8	(113)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(185)			(185)	(16)	(201)
Cash flow hedges			(14)			(14)	—	(14)
Comprehensive income (loss)						(320)	(8)	(328)
Stock-based compensation, net	—	5	—	—	—	5	—	5
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2022	$1	$4,469	$(790)	$(3,012)	$(930)	$(262)	$290	$28

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1	$4,442	$(744)	$(2,888)	$(930)	$(119)	$300	$181
Net income (loss)				65		65	10	75
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(46)			(46)	(3)	(49)
Defined benefit plans			3			3	—	3
Cash flow hedges			(2)			(2)	—	(2)
Comprehensive income (loss)						20	7	27
Stock-based compensation, net	—	3	—	—	—	3	—	3
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2021	1	4,445	(789)	(2,823)	(930)	(96)	305	209
Net income (loss)				(10)		(10)	8	(2)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			58			58	2	60
Defined benefit plans			3			3	—	3
Cash flow hedges			(1)			(1)	—	(1)
Comprehensive income (loss)						50	10	60
Stock-based compensation, net	—	4	—	—	—	4	—	4
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	$1	$4,449	$(729)	$(2,833)	$(930)	$(42)	$314	$272
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

The Company’s Board of Directors and the sole member or board of directors, as applicable, of Parent and Merger Sub have each unanimously approved the Merger and the Merger Agreement. On June 7, 2022, the Company’s stockholders approved the Merger and Merger Agreement, and the closing of the Merger remains subject to various conditions, including (i) the absence of any order, injunction or other legal or regulatory restraint making illegal, enjoining or otherwise prohibiting the closing of the Merger; (ii) the receipt of clearances and/or approvals under applicable foreign competition and/or other laws; (iii) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications; and (iv) compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement under clause (b) of such definition). The closing of the Merger is not subject to a financing condition, and Parent has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement.

All conditions to closing under the Merger Agreement with respect to antitrust and/or foreign direct investment laws have been satisfied or waived in accordance with the terms and conditions of the Merger Agreement except for the conditions pertaining to the antitrust and competition laws of the European Union and Japan. Parent, Merger Sub and Tenneco expect to consummate the Merger promptly upon satisfaction or waiver of the remaining conditions to closing under the Merger Agreement, including receipt of such remaining antitrust and competition law approvals (or expiration of applicable waiting periods), in accordance with the terms of the Merger Agreement. The Merger is expected to close in the second half of 2022. Until the closing, the Company will continue to operate as an independent company.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
2. Basis of Presentation

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders’ equity, and cash flows. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 24, 2022 (the “2021 Form 10-K”). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

At June 30, 2022 and December 31, 2021, the Company held redeemable noncontrolling interests of $40 million and $50 million which were not currently redeemable or probable of becoming redeemable. The redemption of these redeemable noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

In addition, at December 31, 2021, the Company held a redeemable noncontrolling interest of $41 million, which became redeemable during the six months ended June 30, 2022 following the third anniversary of the Öhlins acquisition on January 10, 2019. This redeemable noncontrolling interest represents a 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) retained by K Öhlin Holding AB (“Köhlin”). This noncontrolling interest was also presented in the temporary equity section of the Company’s condensed consolidated balance sheets and had been remeasured to its redemption value. The Company immediately recognized changes to redemption value as a component of “Net income (loss) attributable to noncontrolling interests” in the condensed consolidated statements of income (loss). During the second quarter of 2022, the Company received a notice from Köhlin of its intention to redeem all of the KÖ Interest. It was redeemed for $53 million and paid in June.

The following is a rollforward of activities in the Company’s redeemable noncontrolling interests:

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$91	$78
Net income (loss) attributable to redeemable noncontrolling interests	5	13
Other comprehensive (loss) income	(8)	(1)
Redemption value measurement adjustments	16	18
Noncontrolling interest redemption	(53)	—
Dividends declared to noncontrolling interests	(11)	—
Balance at end of period	$40	$108

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Earnings (loss) per share
Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares of common stock outstanding	83,623,222	82,251,559	83,378,010	82,102,310
Effect of dilutive securities:
RSUs and PSUs	—	—	—	1,020,044
Weighted average shares of common stock outstanding including dilutive securities	83,623,222	82,251,559	83,378,010	83,122,354

Weighted average number of antidilutive stock-based awards excluded from the calculation of diluted earnings per share	4,106,860	3,459,155	4,012,971	2,032,790

Assets Held for Sale and Divestitures
At June 30, 2022 and December 31, 2021, the Company had $12 million and $22 million of assets held for sale, which primarily consists of land and buildings, and non-core machinery and equipment across multiple segments that are expected to be sold in the next twelve months, as well as $8 million and $9 million in related environmental and asset retirement obligation liabilities. The Company recognized $2 million of impairment charges on assets held for sale during the six months ended June 30, 2022.

In the first quarter of 2022, the Company closed on the sale of a non-core business and recognized a loss on the sale of $2 million during the six months ended June 30, 2022. The Company received $1 million and $2 million of cash proceeds during the three and six months ended June 30, 2022, with the remaining expected to be received in the second half of 2022.

The assets and liabilities held for sale are recorded in “Prepayments and other current assets” and “Accrued expenses and other current liabilities” in the consolidated balance sheets at June 30, 2022 and December 31, 2021.

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

The Company’s restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), and facility closure and exit costs. Restructuring charges, net and asset impairments by segment are as follows:

Three and Six Months Ended June 30, 2022

	Three Months Ended June 30, 2022
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$4	$4	$4	$16	$1	$29
Total restructuring charges, net and asset impairments	$4	$4	$4	$16	$1	$29

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Six Months Ended June 30, 2022
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$4	$5	$8	$18	$3	$38

Other non-restructuring asset impairments	2	—	—	—	—	2
Impairment of assets held for sale	—	—	—	2	—	2
Total asset impairment charges	2	—	—	2	—	4
Total restructuring charges, net and asset impairments	$6	$5	$8	$20	$3	$42

Severance and other charges, net
The Company recognized net charges of $15 million and $18 million in severance and other charges expected to be paid for cost reduction initiatives aimed at optimizing the Company’s cost structure across all segments and regions during the three and six months ended June 30, 2022. The Company also recognized net charges of $14 million and $20 million in severance and other charges related to plant consolidations, relocations, and closures during the three and six months ended June 30, 2022.

Motorparts recognized severance and other charges, and revisions to estimates as follows:
•$6 million in severance and other charges, along with a reduction of $1 million in revisions to estimates for the three and six months ended June 30, 2022 in connection with cost reduction initiatives, primarily in North America and Europe; and
•$1 million reduction in severance and other charges due to revision in estimates related to plant consolidations, relocations, and closures for the three and six months ended June 30, 2022, primarily in Europe.

Performance Solutions recognized severance and other charges, and revisions to estimates as follows:
•$6 million in severance and other charges, along with a reduction of $2 million in revisions to estimates for the three and six months ended June 30, 2022 in connection with cost reduction initiatives in North America and Europe; and
•$1 million related to plant consolidations, relocations, and closures for the six months ended June 30, 2022, primarily in North America.

Clean Air recognized severance and other charges as follows:
•$4 million in severance and other charges for the three and six months ended June 30, 2022 in connection with cost reduction initiatives, primarily in Europe; and
•$4 million related to plant consolidations, relocations, and closures for the six months ended June 30, 2022, in North America and Asia Pacific.

Powertrain recognized severance and other charges, and revisions to estimates as follows:
•$2 million and $5 million related to an approved voluntary termination program at one of its European bearings plants aimed at reducing headcount for the three and six months ended June 30, 2022. At June 30, 2022, total severance related restructuring charges for this program aggregate to $25 million, $20 million under the current voluntary program and $5 million related to other cost reduction initiatives. Total severance related charges are expected to be approximately $36 million;
•$15 million and $16 million related to plant consolidations, relocations, and closures for the three and six months ended June 30, 2022, primarily in Europe; and
•$1 million and $3 million reduction in severance and other charges due to a revision in estimates for the three and six months ended June 30, 2022 in connection with other cost reduction initiatives, primarily in Asia Pacific and Europe.

The Company also incurred $1 million and $3 million in cash severance costs within its corporate component for the three and six months ended June 30, 2022.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Asset impairments
Other non-restructuring asset impairments
During the six months ended June 30, 2022, the Motorparts segment recognized asset impairment charges of $2 million related to the write-down of property, plant and equipment.

Impairment of assets held for sale
Refer to Note 2, “Basis of Presentation” for information on the impairment of assets held for sale.

Three and Six Months Ended June 30, 2021

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

Severance and other charges, net
The Company recognized a net charge of $15 million and $32 million in severance and other charges expected to be paid for cost reduction initiatives during the three and six months ended June 30, 2021. The Company also recognized $9 million and $20 million in severance and other charges related to plant consolidations, relocations, and closures during the three and six months ended June 30, 2021.

In response to the COVID-19 pandemic the Company announced Project Accelerate and executed global headcount reductions. The Company recognized a reduction of $3 million in revisions to estimates in connection with cash and severance payments expected to be paid in connection with these actions during the six months ended June 30, 2021.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Performance Solutions recognized severance and other charges as follows:
•$7 million and $11 million for the three and six months ended June 30, 2021 in connection with the other cost reduction initiatives primarily in Europe; and
•$1 million for the three and six months ended June 30, 2021 related to plant consolidations, relocations, and closures, primarily in North America.

Clean Air recognized severance and other charges, and revisions to estimates as follows:
•$2 million and $17 million for the three and six months ended June 30, 2021, along with a reduction of $1 million and $6 million in revisions to estimates for the three and six months ended June 30, 2021, in connection with cost reduction initiatives primarily in Europe;
•$1 million and $3 million for the three and six months ended June 30, 2021 related to plant consolidations, relocations and closures primarily in North America and Asia Pacific; and
•$3 million reduction in severance and other charges for the six months ended June 30, 2021 due to a revision in estimates in connection with Project Accelerate.

Powertrain recognized severance and other charges, and revisions to estimates as follows:
•$9 million for the three and six months ended June 30, 2021 in connection with cost reduction initiatives primarily in Asia Pacific;
•$3 million and $4 million reduction in severance and other charges due to a revision in estimates for the three and six months ended June 30, 2021 in connection with the other cost reduction initiatives primarily in Europe;
•$9 million for the six months ended June 30, 2021 in severance and other charges related to plant consolidations, relocations, and closures, primarily in Europe and North America; and
•$2 million and $4 million restructuring costs incurred for the three and six months ended June 30, 2021 related to an approved voluntary termination program at one of its European bearings plants aimed at reducing headcount.

The Company also incurred $1 million in cash severance costs within its corporate component for the three and six months ended June 30, 2021.

Asset impairments
Asset impairments related to restructuring actions
During the three and six months ended June 30, 2021, as a result of actions in the Motorparts segment, asset impairment charges of $1 million were recognized related to the write-down of property, plant and equipment.

Other non-restructuring asset impairments
As a result of changes in the business, during the second quarter of 2021, the Company assessed and concluded an impairment trigger had occurred for certain long-lived asset groups in its corporate component and recognized an impairment charge of $2 million related to operating lease right-of-use assets during the three and six months ended June 30, 2021.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Restructuring Reserve Rollforward
The following table provides a summary of the Company’s restructuring liabilities and related activity for each type of exit costs:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Employee Costs	Facility Closure and Other Costs	Total	Employee Costs	Facility Closure and Other Costs	Total
Balance at beginning of period	$63	$—	$63	$99	$1	$100
Provisions	10	1	11	31	3	34
Revisions to estimates	(2)	—	(2)	(9)	—	(9)
Payments	(17)	(1)	(18)	(21)	(4)	(25)
Foreign currency	—	—	—	(1)	—	(1)
Balance at March 31	54	—	54	99	—	99
Provisions	33	1	34	30	2	32
Revisions to estimates	(5)	—	(5)	(8)	—	(8)
Payments	(6)	(1)	(7)	(22)	(2)	(24)
Foreign currency	(1)	—	(1)	—	—	—
Balance at end of period	$75	$—	$75	$99	$—	$99
4. Inventories

Inventory by major classification was as follows:

	June 30, 2022	December 31, 2021
Finished goods	$851	$747
Work in process	610	508
Raw materials	535	510
Materials and supplies	77	81
Total inventories	$2,073	$1,846

Beginning in the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. During the three and six months ended June 30, 2021, the Motorparts segment recognized a non-cash charge of $44 million to write-down inventory to its net realizable value, $1 million of impairment charge to write-down property, plant and equipment, and $1 million and $3 million in restructuring charges related to cash severance benefits and other costs. Refer to Note 3, “Restructuring Charges, Net and Asset Impairments” for additional information.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
5. Goodwill and Other Intangible Assets

The Company’s goodwill consists of the following:

	Six Months Ended June 30, 2022
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Gross carrying amount at beginning of period	$623	$546	$22	$59	$1,250
Foreign exchange	—	(1)	—	—	(1)
Gross carrying amount at March 31, 2022	623	545	22	59	1,249
Foreign exchange	(1)	(5)	(1)	—	(7)
Gross carrying amount at end of period	622	540	21	59	1,242

Accumulated impairment loss at beginning of period	(310)	(374)	—	(59)	(743)
Foreign exchange	—	1	—	—	1
Accumulated impairment loss at March 31, 2022	(310)	(373)	—	(59)	(742)
Foreign exchange	1	5	—	—	6
Accumulated impairment loss at end of period	(309)	(368)	—	(59)	(736)

Net carrying value at end of period	$313	$172	$21	$—	$506

The Company’s intangible assets consist of the following:

		June 30, 2022			December 31, 2021
	Useful Lives (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10	$973	$(416)	$557	$993	$(374)	$619
Customer contract	10	8	(7)	1	8	(7)	1
Patents	10 to 17	1	(1)	—	1	(1)	—
Technology rights	10 to 30	143	(65)	78	135	(62)	73
Packaged kits know-how	10	54	(20)	34	54	(18)	36
Catalogs	10	47	(18)	29	47	(15)	32
Licensing agreements	3 to 5	61	(50)	11	64	(47)	17
Land use rights	28 to 46	48	(6)	42	51	(6)	45
		$1,335	$(583)	752	$1,353	$(530)	823
Indefinite-lived intangible assets:
Trade names and trademarks				228			233
Total				$980			$1,056

The amortization expense associated with definite-lived intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$31	$33	$62	$65

The expected future amortization expense for the Company’s definite-lived intangible assets is as follows:

	2022	2023	2024	2025	2026	2027 and thereafter	Total
Expected amortization expense	$61	$120	$113	$113	$113	$232	$752

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
6. Investment in Nonconsolidated Affiliates

During the three and six months ended June 30, 2022, the Company sold a portion of its investment in KB Autosys Co., Ltd. (KB Autosys) for cash proceeds of $1 million and recognized a loss on the sale of $1 million such that the Company’s ownership fell below 20%. As a result, the Company no longer has the ability to exercise significant influence over KB Autosys and the equity method of accounting will no longer be used to account for this investment. A non-cash loss of $5 million was recognized in “Other income (expense), net” in the condensed consolidated statements of income (loss) during the three and six months ended June 30, 2022 as a result of the change in accounting to fair value. No other significant changes occurred in the Company’s ownership interests in its nonconsolidated affiliates during the three and six months ended June 30, 2022.

The carrying amount of the Company’s investments in its nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $209 million and $258 million at June 30, 2022 and December 31, 2021.

The following table is a summary of transactions with the Company’s nonconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$18	$20	$34	$40
Purchases	$97	$108	$204	$223
Royalty and other income (expense)	$3	$3	$5	$7

The following table is a summary of amounts due to and from the Company’s nonconsolidated affiliates:

	June 30, 2022	December 31, 2021
Receivables	$11	$10
Payables and accruals	$70	$69

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

Concentrations of Credit Risk
Financial instruments, including cash equivalents and derivative contracts, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s concentration of credit risk related to derivative contracts at June 30, 2022 and December 31, 2021 is not considered material to the condensed consolidated financial statements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Equity Price Risk
The Company has certain cash-settled share-based incentive compensation awards that are dependent upon the Company’s stock price. The related cash payouts increase as the stock price increases and decrease as the stock price decreases. The Company has entered into certain financial instruments that move in the opposite direction of the cash settlement of these awards. Based on the Company’s current position, these financial instruments mitigate the market risk related to the final settlement of the cash-settled share-based incentive compensation awards. Effective in the third quarter of 2021, investment options based on the Company’s stock price no longer exist under the incentive deferral plan and, at both June 30, 2022 and December 31, 2021, there are no deferred compensation balances correlated to the Company’s stock price. Refer to “Other Financial Instruments” section below for additional details on these liabilities and the related financial instruments used to reduce the Company’s equity price risk.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Asset and Liability Instruments
The carrying value of cash and cash equivalents, restricted cash, short and long-term receivables, accounts payable, and short-term debt approximates fair value.

Derivative Instruments
Foreign Currency Forward Contracts
The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables and intercompany loans. The Company calculates the fair value of its foreign currency contracts using currency forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. Derivative gains and losses associated with these foreign currency forward contracts are recognized in “Cost of sales (exclusive of depreciation and amortization)” in the condensed consolidated statements of income (loss). The fair value of these derivative instruments at June 30, 2022 and December 31, 2021 is not considered material to the condensed consolidated financial statements.

The following table summarizes by position the notional amounts for foreign currency forward contracts at June 30, 2022, all of which mature in the next twelve months:

Notional Amount
Long positions	$376
Short positions	$(376)

Other Financial Instruments
Cash-Settled Share and Index Swap Transactions
The Company has certain employee compensation arrangements, including cash-settled share-based units granted under its long-term incentive plan, that are valued based on the Company’s stock price. The share equivalents outstanding related to cash-settled share-based awards are as follows:

	June 30, 2022	December 31, 2021
Restricted Stock Units (RSUs)	1,193,915	1,451,422
Performance Share Units (PSUs)	4,376,689	2,951,316
	5,570,604	4,402,738

The Company has entered into financial instruments to mitigate the risk associated with both the vested and unvested portions of its cash-settled share-based incentive compensation awards. The number of common share equivalents under these agreements was 1,600,000 and 3,100,000 at June 30, 2022 and December 31, 2021.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
These financial instruments primarily use the Company’s stock price as an observable input (level 2) in determining fair value. The estimated fair value of these financial instruments is as follows:

	Balance sheet classification	June 30, 2022	December 31, 2021
Other financial instruments in asset positions(a)	Prepayments and other current assets	$28	$35

(a) There is a cash premium of $3 million at June 30, 2022 associated with one of these financial instruments, which is included in “Prepayments and other current assets” in the condensed consolidated balance sheets, and none at December 31, 2021.

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

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI” or “OCL”) and makes reclassifying adjustments into “Cost of sales (exclusive of depreciation and amortization)” within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $58 million and $34 million at June 30, 2022 and December 31, 2021. Substantially all of the commodity price hedge contracts mature within one year.

The Company calculates the fair value of its commodity contracts using commodity forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of these derivative instruments at June 30, 2022 and December 31, 2021 is not considered material to the condensed consolidated financial statements.

Net Investment Hedge — Foreign Currency Borrowings
On March 17, 2021, all of the outstanding foreign currency borrowings designated as a net investment hedge were discharged, as a result, there were no outstanding foreign currency denominated borrowings designated as a net investment hedge at December 31, 2021. The Company’s debt instruments are discussed further in Note 8, “Debt and Other Financing Arrangements”.

The following table represents the amount of gain (loss) recognized in accumulated other comprehensive income (loss) before any reclassifications into net income (loss) for derivative and non-derivative instruments designated as hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commodity price hedge contracts designated as cash flow hedges	$(13)	$(1)	$(7)	$1
Foreign currency borrowings designated as a net investment hedge	$—	$—	$—	$11

The Company estimates approximately $8 million included in accumulated OCI or OCL at June 30, 2022 will be reclassified into net income (loss) within the following twelve months. Refer to Note 13, “Shareholders’ Equity” for further information.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets, which may be written down to fair value as a result of impairment. There were no fair value estimates on a nonrecurring basis during the six months ended June 30, 2022 and 2021.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Financial Instruments Not Carried at Fair Value
The estimated fair value of the Company’s outstanding debt is as follows:

		June 30, 2022		December 31, 2021
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$4,914	$4,794	$4,998	$5,060

The fair value of the Company’s public senior notes and private borrowings under its New Credit Facility, as subsequently defined in Note 8, “Debt and Other Financing Arrangements”, is based on observable inputs, and any borrowings on the revolving credit facility approximate fair value. The Company also had $105 million and $77 million at June 30, 2022 and December 31, 2021 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

8. Debt and Other Financing Arrangements

Long-Term Debt
A summary of the Company’s long-term debt obligations is set forth in the following table:

	June 30, 2022		December 31, 2021
	Principal	Carrying Amount (a)	Principal	Carrying Amount (a)
Credit Facilities
Revolver Borrowings
Due 2023	$—	$—	$—	$—
Term Loans
LIBOR plus 2.00% Term Loan A due 2019 through 2023(b)	1,318	1,313	1,403	1,396
LIBOR plus 3.00% Term Loan B due 2019 through 2025	1,640	1,603	1,649	1,606
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	223	225	223
$500 million of 5.000% Senior Notes due 2026	500	496	500	496
Senior Secured Notes
$500 million of 7.875% Senior Secured Notes due 2029	500	491	500	490
$800 million of 5.125% Senior Secured Notes due 2029	800	788	800	787
Other debt, primarily foreign instruments	28	28	26	26
		4,942		5,024
Less - maturities classified as current		8		6
Total long-term debt		$4,934		$5,018

(a)Carrying amount is net of unamortized debt issuance costs and debt discounts of $69 million and $79 million at June 30, 2022 and December 31, 2021.
(b)The interest rate on Term Loan A at December 31, 2021 was LIBOR plus 1.75%.

Short-Term Debt
The Company’s short-term debt consists of the following:

	June 30, 2022	December 31, 2021
Maturities classified as current	$8	$6
Short-term borrowings(a)	77	51
Total short-term debt	$85	$57

(a)Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Credit Facilities
Financing Arrangements
The Company has a senior credit facility under the credit agreement dated October 1, 2018 (as amended, restated, supplemented or otherwise modified, the “New Credit Facility”) that provides $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility (“Term Loan A”) and a seven-year $1.7 billion term loan B facility (“Term Loan B”). At June 30, 2022, the Company had no outstanding borrowings on its revolving credit facility.

During the fourth quarter of 2021, the Company issued a $42 million letter of credit under its revolving credit facility and such letter of credit is included in the $69 million of total outstanding letters of credit at June 30, 2022, which reduces the available borrowings under its revolving credit facility. The letter of credit supports a 1.7 billion Mexican peso (approximately $84 million using exchange rates at June 30, 2022) surety bond issued to the Mexican tax authority. The surety bond is required in order for the Company to enter into the judicial process to appeal a tax assessment and covers the amount of the assessment plus interest. The Company does not believe it is probable it will have to pay the assessment or related interest. The Company also received a second assessment during the fourth quarter of 2021 from the Mexican tax authority of 0.6 billion Mexican peso (approximately $29 million using the exchange rate at June 30, 2022) for a separate matter, which has not required the issuance of a surety bond at this time. The Company does not believe it is probable it will have to pay this second assessment or related interest.

At June 30, 2022 and December 31, 2021, the unamortized debt issuance costs related to the revolver of $8 million and $11 million are included in “Other assets” in the condensed consolidated balance sheets.

Credit Facility
New Credit Facility — Interest Rates
At June 30, 2022, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which the Company’s consolidated net leverage ratio (as defined in the New Credit Facility) is less than 4.50 to 1 and greater than or equal to 3.00 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

The New Credit Facility prescribes for an alternative method of determining interest rates in the event LIBOR is not available.

New Credit Facility — Other Terms and Conditions
The third amendment dated May 5, 2020 (“Third Amendment”) of the Company’s New Credit Facility provided relief from the financial maintenance covenants for the revolving credit facility and Term Loan A facility subject to the non-occurrence of certain covenant reset triggers as more fully described in its 2021 Form 10-K. There has been no covenant reset trigger, or covenant reset certificate delivered. Accordingly, the financial ratio required at June 30, 2022 under the New Credit Facility was changed to a consolidated net leverage ratio from a senior secured net leverage ratio at December 31, 2021.

Further information on interest rates, fees, and other terms and conditions of the New Credit Facility is included in the Company’s 2021 Form 10-K.

At June 30, 2022, the Company was in compliance with all the financial covenants of the New Credit Facility.

Senior Notes
Further information on the terms and conditions of the Senior Unsecured Notes and Senior Secured Notes is included in the Company’s 2021 Form 10-K.

At June 30, 2022, the Company was in compliance with all of its financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
On June 27, 2022, Merger Sub commenced cash tender offers (collectively, the “Tender Offer”) to purchase any and all of the Company’s outstanding 5.125% Senior Secured Notes due 2029 (the “5.125% Notes”) and 7.875% Senior Secured Notes due 2029 (the “7.875% Notes” and together with the 5.125% Notes, the “Secured Notes”). In connection with the Tender Offer, Merger Sub also solicited the consents of holders of the 5.125% Notes and the 7.875% Notes to certain proposed amendments (the “Proposed Amendments”) to the respective indentures governing the Secured Notes (collectively, the “Consent Solicitation”). The purpose of the Consent Solicitation and the Proposed Amendments is to eliminate the requirement to make a “change of control offer” for the Secured Notes in connection with the Merger and make certain other customary changes for a privately-held company to the “change of control” provisions in the indentures governing the Secured Notes. The Proposed Amendments require the consent of a majority of each series of Secured Notes to amend the respective indenture.

On July 13, 2022, Merger Sub announced that it had received tenders and the requisite consents from holders of the 5.125% Notes, and tenders and the requisite consents from holders of the 7.875% Notes. Having received the requisite consents from the holders of each series of Secured Notes to the Proposed Amendments to the indenture governing such series of Secured Notes, the Company, the subsidiary guarantors party thereto, and the trustee entered into a supplemental indenture to each indenture governing the Secured Notes to effect the Proposed Amendments. Each supplemental indenture provides that the Proposed Amendments will not become operative unless and until the 5.125% Notes or the 7.875% Notes, as applicable, representing at least a majority in aggregate principal amount of the respective Notes are accepted for purchase by Merger Sub pursuant to the terms of the Tender Offer and Consent Solicitation, which the Company expects will be shortly prior to the consummation of the Merger.

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

Factoring Arrangements
At June 30, 2022 and December 31, 2021, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.2 billion and $1.0 billion, of which $0.6 billion and $0.5 billion related to accounts receivable where the Company has continuing involvement. In addition, the deferred purchase price receivable was $67 million and $51 million at June 30, 2022 and December 31, 2021.

For the three months ended June 30, 2022 and 2021, proceeds from the factoring of accounts receivable qualifying as sales were $1.6 billion and $1.3 billion, of which $1.1 billion and $1.0 billion were received on accounts receivable where the Company had continuing involvement. For the six months ended June 30, 2022 and 2021, proceeds from the factoring of accounts receivable qualifying as sales were $3.1 billion and $2.6 billion, of which $2.3 billion and $2.1 billion were received on accounts receivable where the Company had continuing involvement.

For the three months ended June 30, 2022 and 2021, the Company’s financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), were $8 million and $5 million. For the six months ended June 30, 2022 and 2021, the Company’s financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), were $14 million and $9 million.

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

Components of net periodic benefit costs (credits) are as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	2022	2021
Service cost	$1	$6	$1	$6	$—	$—
Interest cost	8	5	7	5	2	2
Expected return on plan assets	(15)	(3)	(16)	(4)	—	—
Net amortization:
Actuarial loss	2	1	3	3	—	—
Prior service cost (credit)	—	—	—	—	(3)	(3)
Net pension and postretirement costs (credits)	$(4)	$9	$(5)	$10	$(1)	$(1)

	Six Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	2022	2021
Service cost	$1	$13	$1	$13	$—	$—
Interest cost	17	10	15	9	3	3
Expected return on plan assets	(29)	(7)	(32)	(8)	—	—
Net amortization:
Actuarial loss	4	2	6	5	—	1
Prior service cost (credit)	—	—	—	—	(6)	(5)
Net pension and postretirement costs (credits)	$(7)	$18	$(10)	$19	$(3)	$(1)

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

For the three months ended June 30, 2022, the Company recorded an income tax expense of $43 million on loss from continuing operations before income taxes of $61 million. This compares to an income tax expense of $41 million on income from continuing operations before income taxes of $58 million in the three months ended June 30, 2021. Income tax expense for the three months ended June 30, 2022 and 2021 differs from the U.S. statutory rate due primarily to pre-tax income that is taxed at rates higher than the U.S. statutory rate and a disproportionate share of pre-tax losses in jurisdictions with valuation allowances for which no tax benefit is recognized.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
For the six months ended June 30, 2022, the Company recorded income tax expense of $73 million on loss from continuing operations before income taxes of $50 million. This compares to an income tax expense of $88 million on income from continuing operations before income taxes of $192 million in the six months ended June 30, 2021. Income tax expense for the six months ended June 30, 2022 and 2021 differs from the U.S. statutory rate due primarily to pre-tax income that is taxed at rates higher than the U.S. statutory rate, a disproportionate share of pre-tax losses in jurisdictions with valuation allowances for which no tax benefit is recognized, and a $7 million non-cash benefit related to the release of a valuation allowance was recognized during the six months ended June 30, 2022.

The Company believes it is reasonably possible up to $37 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. At June 30, 2022, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company’s estimated share of environmental remediation costs for all these sites is recognized in the condensed consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021
Accrued expenses and other current liabilities	$10	$8
Deferred credits and other liabilities	20	23
	$30	$31

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
At June 30, 2022 and December 31, 2021, the Company has indemnifications in place on certain of these environmental reserves, which is not considered material to the condensed consolidated financial statements.

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

While the Company vigorously defends itself against all of these legal proceedings, claims and investigations and takes other actions to minimize its potential exposure, in future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including the Company’s assessment of the merits of the particular claim, the Company does not expect the legal proceedings, claims or investigations currently pending against it will have any material adverse effect on its annual consolidated financial position, results of operations or liquidity.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
The Company’s ARO liabilities in the condensed consolidated balance sheets are as follows:

	June 30, 2022	December 31, 2021
Accrued expenses and other current liabilities(a)	$11	$10
Deferred credits and other liabilities	4	4
	$15	$14

(a) Includes liabilities held for sale for $8 million and $9 million at June 30, 2022 and December 31, 2021. Refer to Note 2, “Basis of Presentation”, for additional information on assets and liabilities held for sale.

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

The following represents the changes in the Company’s warranty accrual accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$71	$67	$69	$62
Accruals and revisions to estimates	12	18	26	32
Settlements	(15)	(14)	(27)	(22)
Foreign currency	(2)	1	(2)	—
Balance at end of period	$66	$72	$66	$72

12. Share-Based Compensation

Share-based compensation expense is included in “Selling, general, and administrative” in the condensed consolidated statements of income (loss). Total share-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash-settled share-based compensation expense	$9	$12	$29	$16
Share-settled share-based compensation expense	6	4	12	9
	$15	$16	$41	$25

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table reflects the number of cash-settled share-based units outstanding:

	June 30, 2022	December 31, 2021
RSUs	1,193,915	1,451,422
PSUs	4,376,689	2,951,316
	5,570,604	4,402,738

The following table reflects the cash-settled share-based liabilities:

	June 30, 2022	December 31, 2021
Cash-settled share-based RSU liability	$12	$6
Cash-settled share-based PSU liability	29	10
	$41	$16

At June 30, 2022, $51 million in unrecognized costs on the cash-settled awards is expected to be recognized over a weighted average period of approximately two years.

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

The following table reflects the changes in share-settled RSUs and share-settled PSUs for the six months ended June 30, 2022:

	Share-Settled RSUs		Share-Settled PSUs
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	3,117,058	$13.94	328,296	$24.72
Granted	2,520,753	10.52	—	—
Vested	(1,206,516)	18.40	(276,316)	24.72
Forfeited	(85,134)	13.31	(51,980)	24.72
Nonvested balance at end of period	4,346,161	$10.37	—	$—

At June 30, 2022, $33 million in unrecognized costs on the share-settled awards is expected to be recognized over a weighted average period of approximately two years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
13. Shareholders’ Equity

Common Stock
Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A Voting Common Stock (“Class A Common Stock”) at June 30, 2022 and December 31, 2021. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Non-Voting Common Stock (“Class B Common Stock”) at June 30, 2022 and December 31, 2021.

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock		Class B Common Stock
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares issued at beginning of period	96,713,188	75,714,163	—	20,308,454
Issued pursuant to benefit plans	1,633,932	790,467	—	—
Withheld for taxes pursuant to benefit plans	(365,857)	(249,015)	—	—
Class B common stock converted to Class A common stock	—	20,308,454	—	(20,308,454)
Shares issued at end of period	97,981,263	96,564,069	—	—

Treasury stock	14,592,888	14,592,888	—	—
Total shares outstanding	83,388,375	81,971,181	—	—

Class B Common Stock Conversion
During the six months ended June 30, 2021, Icahn Enterprises L.P. (“IEP”) and its affiliates converted all of its remaining 20,308,454 shares of the Company’s Class B Common Stock into 20,308,454 shares of Class A Common Stock.

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at June 30, 2022 and December 31, 2021. No shares of preferred stock were issued or outstanding at those dates.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
The following represents the Company’s changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency translation adjustments:
Balance at beginning of period	$(471)	$(441)	$(471)	$(395)
Other comprehensive income (loss) before reclassifications adjustments	(185)	58	(185)	12
Balance at end of period	(656)	(383)	(656)	(383)

Defined benefit plans:
Balance at beginning of period	(126)	(350)	(126)	(353)
Reclassification from other comprehensive income (loss)	—	3	—	7
Income tax benefit (provision)	—	—	—	(1)
Balance at end of period	(126)	(347)	(126)	(347)

Cash flow hedges:
Balance at beginning of period	6	2	2	4
Other comprehensive income (loss) before reclassifications	(13)	(1)	(7)	1
Reclassification from other comprehensive income (loss)	(2)	—	(4)	(4)
Income tax benefit (provision)	1	—	1	—
Balance at end of period	(8)	1	(8)	1

Accumulated other comprehensive loss at end of period	$(790)	$(729)	$(790)	$(729)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	$(22)	$4	$(25)	$(2)

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

Segment results are as follows:

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Reclass & Elims	Total
Three Months Ended June 30, 2022
Revenues from external customers	$729	$791	$2,137	$1,008	$4,665	$—	$4,665
Intersegment revenues	$9	$20	$5	$45	$79	$(79)	$—
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$4	$—	$—	$6	$10	$—	$10
Three Months Ended June 30, 2021
Revenues from external customers	$794	$715	$2,024	$1,050	$4,583	$—	$4,583
Intersegment revenues	$10	$23	$4	$47	$84	$(84)	$—
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$4	$—	$—	$11	$15	$—	$15
Six Months Ended June 30, 2022
Revenues from external customers	$1,451	$1,584	$4,240	$2,039	$9,314	$—	$9,314
Intersegment revenues	$20	$42	$10	$91	$163	$(163)	$—
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$8	$(1)	$—	$15	$22	$—	$22
Six Months Ended June 30, 2021
Revenues from external customers	$1,513	$1,502	$4,148	$2,151	$9,314	$—	$9,314
Intersegment revenues	$19	$49	$10	$94	$172	$(172)	$—
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$7	$1	$—	$29	$37	$—	$37

Segment EBITDA including noncontrolling interests and the reconciliation to earnings (loss) before interest expense, income taxes, and noncontrolling interests are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
EBITDA including noncontrolling interests by segment:
Motorparts	$70	$67	$156	$169
Performance Solutions	11	32	26	75
Clean Air	101	143	207	292
Powertrain	42	94	108	209
Total reportable segments	224	336	497	745
Corporate	(66)	(64)	(116)	(114)
Depreciation and amortization	(143)	(145)	(289)	(300)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	15	127	92	331
Interest expense	(76)	(69)	(142)	(139)
Income tax (expense) benefit	(43)	(41)	(73)	(88)
Net income (loss)	$(104)	$17	$(123)	$104

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

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company’s key growth strategies. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended June 30, 2022
OE - Substrate	$—	$—	$1,132	$—	$1,132
OE - Value add	—	770	1,005	1,008	2,783
Aftermarket	729	21	—	—	750
Total	$729	$791	$2,137	$1,008	$4,665
Three Months Ended June 30, 2021
OE - Substrate	$—	$—	$1,081	$—	$1,081
OE - Value add	—	697	943	1,050	2,690
Aftermarket	794	18	—	—	812
Total	$794	$715	$2,024	$1,050	$4,583
Six Months Ended June 30, 2022
OE - Substrate	$—	$—	$2,222	$—	$2,222
OE - Value add	—	1,541	2,018	2,039	5,598
Aftermarket	1,451	43	—	—	1,494
Total	$1,451	$1,584	$4,240	$2,039	$9,314
Six Months Ended June 30, 2021
OE - Substrate	$—	$—	$2,169	$—	$2,169
OE - Value add	—	1,465	1,979	2,151	5,595
Aftermarket	1,513	37	—	—	1,550
Total	$1,513	$1,502	$4,148	$2,151	$9,314

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Reportable Segments
By Geography	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended June 30, 2022
North America	$457	$259	$1,002	$344	$2,062
Europe, Middle East, Africa and South America	219	338	644	510	1,711
Asia Pacific	53	194	491	154	892
Total	$729	$791	$2,137	$1,008	$4,665
Three Months Ended June 30, 2021
North America	$501	$223	$812	$316	$1,852
Europe, Middle East, Africa and South America	238	324	639	548	1,749
Asia Pacific	55	168	573	186	982
Total	$794	$715	$2,024	$1,050	$4,583
Six Months Ended June 30, 2022
North America	$901	$509	$1,869	$678	$3,957
Europe, Middle East, Africa and South America	442	671	1,306	1,033	3,452
Asia Pacific	108	404	1,065	328	1,905
Total	$1,451	$1,584	$4,240	$2,039	$9,314
Six Months Ended June 30, 2021
North America	$955	$463	$1,663	$644	$3,725
Europe, Middle East, Africa and South America	450	679	1,321	1,111	3,561
Asia Pacific	108	360	1,164	396	2,028
Total	$1,513	$1,502	$4,148	$2,151	$9,314

15. Related Party Transactions

IEP no longer owns 5% or more of the Company’s Class A Common Stock. During the second quarter of 2021, IEP and its subsidiaries, including Icahn Automotive Group LLC, were no longer considered related parties of the Company. The Company’s net sales with Icahn Automotive Group LLC, which represent net sales with IEH Auto Parts LLC and Pep Boys—Manny, Moe & Jack, were $40 million and $71 million for the three and six months ended June 30, 2021. The Company also had royalty and other income (expense) with Icahn Automotive Group LLC and PSC Metals of $2 million for the six months ended June 30, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Tenneco”, the “Company”, “we”, “us”, and “our” refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of June 30, 2022 financial results are to June 30, 2021 financial results.

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

The Company’s Board of Directors and the sole member or board of directors, as applicable, of Parent and Merger Sub have each unanimously approved the Merger and the Merger Agreement. On June 7, 2022, the Company’s stockholders approved the Merger and Merger Agreement, and the closing of the Merger remains subject to various conditions, including (i) the absence of any order, injunction or other legal or regulatory restraint making illegal, enjoining or otherwise prohibiting the closing of the Merger; (ii) the receipt of clearances and/or approvals under applicable foreign competition and/or other laws; (iii) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications; and (iv) compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement under clause (b) of such definition). The closing of the Merger is not subject to a financing condition, and Parent has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement.

All conditions to closing under the Merger Agreement with respect to antitrust and/or foreign direct investment laws have been satisfied or waived in accordance with the terms and conditions of the Merger Agreement except for the conditions pertaining to the antitrust and competition laws of the European Union and Japan. Parent, Merger Sub and Tenneco expect to consummate the Merger promptly upon satisfaction or waiver of the remaining conditions to closing under the Merger Agreement, including receipt of such remaining antitrust and competition law approvals (or expiration of applicable waiting periods), in accordance with the terms of the Merger Agreement. The Merger is expected to close in the second half of 2022. Until the closing, the Company will continue to operate as an independent company.

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

Financial Results for the Six Months Ended June 30, 2022
Consolidated revenues were $9,314 million, which was flat as compared to the six months ended June 30, 2022. Lower sales volume of $88 million and the unfavorable effects of foreign currency exchange of $331 million caused a decrease in consolidated revenue, which was completely offset by the net favorable effects of other, which includes recoveries of commodity price increases, of $419 million.

Cost of sales were $8,275 million, an increase of $241 million, or 3%, for the six months ended June 30, 2022. The primary driver of the increase is unfavorable effects of materials sourcing of $493 million, net effects of unfavorable sales volume and mix of $25 million, and net unfavorable effects of other costs of $65 million. These were partially offset by favorable effects of foreign currency exchange of $302 million and a decrease of $40 million in a non-cash write-down of inventory that the Motorparts segment recognized in connection with its initiative to rationalize its supply chain and distribution network as compared to the six months ended June 30, 2021.

Results for the six months ended June 30, 2022 was a net loss of $123 million as compared to net income of $104 million for the six months ended June 30, 2021. Contributing to the change from net income to a net loss are the following:
•a decrease in equity in earnings (losses) of nonconsolidated affiliates, net of tax of $15 million, primarily attributable to the decrease in equity in earnings of nonconsolidated affiliates located in Turkey and China;
•a non-cash gain on extinguishment of debt of $8 million was recognized for the six months ended June 30, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024; and
•a decrease in other income (expense), net of $7 million primarily attributable to the losses recognized related to the sale of shares in an unconsolidated affiliate during the six months ended June 30, 2022.

These unfavorable effects were partially offset by:
•a decrease in selling, general and administrative expenses of $15 million, primarily attributable to lower net compensation and employee benefits;
•a decrease in depreciation and amortization of $11 million, primarily attributable to the effects of reductions in capital expenditures;
•a decrease in restructuring charges, net and asset impairments of $10 million primarily due to a decrease of $11 million related to cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant relocations and closures; and
•a decrease in income tax expense to $73 million in the six months ended June 30, 2022 from $88 million in the six months ended June 30, 2021. This is primarily the effects of pre-tax income that is taxed at rates higher than the U.S. statutory rate and a disproportionate share of pre-tax losses in jurisdictions with valuation allowances for which no tax benefit is recognized, as well as a $7 million non-cash benefit related to the release of a valuation allowance during the six months ended June 30, 2022.

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

Global vehicle production levels
Global light vehicle production levels (According to IHS Markit, July, 2022)
For the three months ended June 30, 2022, global light vehicle production was flat overall compared to the same period in the prior year. Light vehicle production levels were up in North America by 12%, South America by 13%, and India by 32%, which were substantially offset by the decline in light vehicle production levels in Europe by 5% and China by 6%.

For the six months ended June 30, 2022, global light vehicle production was down 2% overall compared to the same period in the prior year, primarily due to the semiconductor supply shortage and other supply chain challenges during the six months ended June 30, 2022. Light vehicle production levels declined by 12% in Europe, while production levels increased by 5% in North America, 1% in China and 16% in India. South America production was flat compared to the same period in prior year.

Global commercial truck production levels (According to IHS Markit, May, 2022)
For the three months ended June 30, 2022, global commercial truck production decreased 22% as compared to the same period in the prior year. Production declined by 44% in China, 19% in Europe, and 12% in Brazil, while production levels were up 17% in North America and 72% in India. The significant production decline in China is primarily due to the effects of COVID-19 and the ongoing semiconductor supply shortage.

For the six months ended June 30, 2022, global commercial truck production decreased 26% as compared to the same period in the prior year. Production declined by 50% in China, 14% in Europe, and 8% in Brazil, while production levels were up 15% in North America and 23% in India. The significant production decline in China is primarily due to the effects of COVID-19 and the ongoing semiconductor supply shortage, and the challenging growth comparisons in the first quarter of 2022.

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

RESULTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2022 compared to the Three and Six Months Ended June 30, 2021
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations.

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change(1)	2022	2021	$ Change	% Change(1)
	(millions, except percent and per share amounts)
Revenues
Net sales and operating revenues	$4,665	$4,583	$82	2%	$9,314	$9,314	$—	—%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	4,167	3,973	(194)	(5)%	8,275	8,034	(241)	(3)%
Selling, general, and administrative	257	269	12	4%	509	524	15	3%
Depreciation and amortization	143	145	2	1%	289	300	11	4%
Engineering, research, and development	74	73	(1)	(1)%	149	145	(4)	(3)%
Restructuring charges, net and asset impairments	29	27	(2)	(7)%	42	52	10	19%
	4,670	4,487	(183)	(4)%	9,264	9,055	(209)	(2)%
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	3	3	—	—%	6	6	—	—%
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	10	15	(5)	(33)%	22	37	(15)	(41)%
Gain (loss) on extinguishment of debt	—	—	—	—%	—	8	(8)	(100)%
Other income (expense), net	7	13	(6)	(46)%	14	21	(7)	(33)%
	20	31	(11)	(35)%	42	72	(30)	(42)%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	15	127	(112)	(88)%	92	331	(239)	(72)%
Interest expense	(76)	(69)	(7)	(10)%	(142)	(139)	(3)	(2)%
Earnings (loss) before income taxes and noncontrolling interests	(61)	58	(119)	n/m	(50)	192	(242)	(126)%
Income tax (expense) benefit	(43)	(41)	(2)	(5)%	(73)	(88)	15	17%
Net income (loss)	(104)	17	(121)	n/m	(123)	104	(227)	n/m
Less: Net income (loss) attributable to noncontrolling interests	17	27	10	37%	36	49	13	27%
Net income (loss) attributable to Tenneco Inc.	$(121)	$(10)	$(111)	n/m	$(159)	$55	$(214)	n/m
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(1.44)	$(0.12)			$(1.91)	$0.68
Weighted average shares outstanding	83.6	82.3			83.4	82.1
Diluted earnings (loss) per share:
Earnings (loss) per share	$(1.44)	$(0.12)			$(1.91)	$0.67
Weighted average shares outstanding	83.6	82.3			83.4	83.1

(1) Percentages above denoted as “n/m” are not meaningful to present in the table.

Revenues
Three-months ended: Revenues increased by $82 million, or 2%, as compared to the three months ended June 30, 2021. The primary driver of the increase is higher sales volume of $78 million and the net favorable effects of other, which includes recoveries of commodity price increases, of $222 million. These favorable effects were partially offset by the unfavorable effects of foreign currency exchange of $218 million.

The table below reflects consolidated revenues for the three months ended June 30, 2022 and 2021 (amounts in millions):

Three months ended June 30, 2021	$4,583
Drivers in the change of organic revenues:
Volume and mix	78
Currency exchange rates	(218)
Others	222
Three months ended June 30, 2022	$4,665
Six-months ended: The following table lists the primary drivers behind the change in revenues for the six months ended June 30, 2022 and 2021 (amounts in millions):

Six months ended June 30, 2021	$9,314
Drivers in the change of organic revenues:
Volume and mix	(88)
Currency exchange rates	(331)
Others	419
Six months ended June 30, 2022	$9,314

Cost of sales
Three-months ended: Cost of sales increased by $194 million, or 5%, as compared to the three months ended June 30, 2021. The primary driver of the increase is the unfavorable effects of materials sourcing of $263 million, net effects of unfavorable mix and higher sales volume of $116 million, and the net unfavorable effects of other costs of $59 million, partially offset by favorable effects of foreign currency exchange of $200 million and a non-cash charge of $44 million that the Motorparts segment recognized during the three months ended June 30, 2021 related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network.

The table below reflects consolidated cost of sales for the three months ended June 30, 2022 and 2021 (amounts in millions):

Three months ended June 30, 2021	$3,973
Drivers in the change of organic cost of sales:
Volume and mix	116
Materials sourcing	263
Currency exchange rates	(200)
Inventory write-down	(44)
Others	59
Three months ended June 30, 2022	$4,167
Six-months ended: The following table lists the primary drivers behind the change in cost of sales for the six months ended June 30, 2022 and 2021 (amounts in millions):

Six months ended June 30, 2021	$8,034
Drivers in the change of organic cost of sales:
Volume and mix	25
Materials sourcing	493
Currency exchange rates	(302)
Inventory write-down	(40)
Others	65
Six months ended June 30, 2022	$8,275

Selling, general, and administrative (SG&A)
Three-months ended: SG&A decreased by $12 million to $257 million compared to $269 million for the three months ended June 30, 2021. The decrease was primarily due to lower net compensation and employee benefits during the three months ended June 30, 2022, partially offset by an increase in SG&A related to strategic and transaction costs.
Six-months ended: SG&A decreased by $15 million to $509 million compared to $524 million for the six months ended June 30, 2021. The decrease was primarily due to lower net compensation and employee benefits during the six months ended June 30, 2022.

Depreciation and amortization
Three-months ended: Depreciation and amortization decreased by $2 million to $143 million as compared to $145 million for the three months ended June 30, 2021, primarily attributable to the effects of reductions in capital expenditures.
Six-months ended: Depreciation and amortization decreased by $11 million to $289 million as compared to $300 million for the six months ended June 30, 2021, primarily attributable to the effects of reductions in capital expenditures.

Engineering, research, and development
Three-months ended: Engineering, research, and development increased by $1 million to $74 million as compared to $73 million for the three months ended June 30, 2021. The increase was due primarily to an increase in research and development activities during the three months ended June 30, 2022.
Six-months ended: Engineering, research, and development increased by $4 million to $149 million as compared to $145 million for the six months ended June 30, 2021. The increase was due primarily to an increase in research and development activities during the six months ended June 30, 2022.

Restructuring charges, net and asset impairments
Three-months ended: Restructuring charges, net and asset impairments increased by $2 million to $29 million as compared to $27 million for the three months ended June 30, 2021. The increase was primarily attributable to an increase, including effects of revisions in estimates, of $5 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant consolidations, relocations, and closures, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. There was also a decrease of $3 million in asset impairment charges, primarily related to impairment on asset groups in the corporate component for operating lease right-of-use assets during the three months ended June 30, 2021.
Six-months ended: Restructuring charges, net and asset impairments decreased by $10 million to $42 million as compared to $52 million for the six months ended June 30, 2021. The decrease was primarily due to a decrease of $11 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant relocations and closures; offset by a decrease in asset impairment charges related to restructuring actions of $1 million in the Motorparts segment and an increase in impairment charges related to assets held for sale of $2 million in the Powertrain segment as compared to the six months ended June 30, 2021.

Non-service pension and postretirement benefit (costs) credits
Three-months ended: Non-service pension and postretirement benefit (costs) credits was flat at a net credit of $3 million as compared to the three months ended June 30, 2021. The increase in interest costs due to the increase in discount rates and the decrease in expected return on plan assets due to the decrease in long-term rate of return were completely offset by the reduction in amortization expense.
Six-months ended: Non-service pension and postretirement benefit (costs) credits was flat at a net credit of $6 million as compared to the six months ended June 30, 2021. The increase in interest costs due to the increase in discount rates and the decrease in expected return on plan assets due to the decrease in long-term rate of return were completely offset by the reduction in amortization expense.

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Three-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax decreased by $5 million as compared to the three months ended June 30, 2021. The decrease was primarily attributable to nonconsolidated affiliates located in China.
Six-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax decreased by $15 million as compared to the six months ended June 30, 2021. The decrease was primarily attributable to the decrease in equity in earnings of nonconsolidated affiliates located in Turkey and China.

Gain (loss) on extinguishment of debt
Three-months ended: There was no gain (loss) on extinguishment of debt in either the three months ended June 30, 2022 or the three months ended June 30, 2021.
Six-months ended: A non-cash gain on extinguishment of debt of $8 million was recognized for the six months ended June 30, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024.

Other income (expense), net
Three-months ended: Other income (expense), net decreased by $6 million as compared to the three months ended June 30, 2021. The decrease was primarily attributable to the losses recognized related to the sale of shares in an unconsolidated affiliate.
Six-months ended: Other income (expense), net decreased by $7 million as compared to the six months ended June 30, 2021. The decrease was primarily attributable to the losses recognized related to the sale of shares in an unconsolidated affiliate.

Interest expense
Three-months ended: Interest expense increased by $7 million as compared to the three months ended June 30, 2021. The increase was primarily due to higher interest on higher average outstanding borrowings on the revolver, higher average interest rates on variable debt rate, along with an increase of $3 million in financing charges on sales of accounts receivable primarily driven by higher factoring balances, partially offset by the effects of lower average outstanding borrowings on term loans.
Six-months ended: Interest expense increased by $3 million to $142 million as compared to $139 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $5 million in financing charges on sales of accounts receivable primarily driven by higher factoring balances, higher average interest rates on variable debt rate, along with overall higher interest rates on fixed rate debt, partially offset by the effects of lower average outstanding borrowings on term loans.

Income tax (expense) benefit
Three-months ended: Income tax expense increased by $2 million to $43 million as compared to $41 million in the three months ended June 30, 2021. The increase was primarily due to the effects of pre-tax income that is taxed at rates higher than the U.S. statutory rate and a disproportionate share of pre-tax losses in jurisdictions with valuation allowances for which no tax benefit is recognized.
Six-months ended: Income tax expense decreased by $15 million to $73 million as compared to $88 million in the six months ended June 30, 2021. The decrease was primarily due to the effects of pre-tax income that is taxed at rates higher than the U.S. statutory rate and a disproportionate share of pre-tax losses in jurisdictions with valuation allowances for which no tax benefit is recognized, as well as a $7 million non-cash benefit related to the release of a valuation allowance during the six months ended June 30, 2022.

Net income (loss)
Three-months ended: Results for the three months ended June 30, 2022 was a net loss of $104 million as compared to net income of $17 million for the three months ended June 30, 2021 primarily due to the aforementioned items.
Six-months ended: Results for the six months ended June 30, 2022 was a net loss of $123 million as compared to net income of $104 million for the six months ended June 30, 2021 primarily due to the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
EBITDA including noncontrolling interests:
Motorparts	$70	$67	$156	$169
Performance Solutions	11	32	26	75
Clean Air	101	143	207	292
Powertrain	42	94	108	209
Corporate	(66)	(64)	(116)	(114)
Depreciation and amortization	(143)	(145)	(289)	(300)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	15	127	92	331
Interest expense	(76)	(69)	(142)	(139)
Income tax (expense) benefit	(43)	(41)	(73)	(88)
Net income (loss)	$(104)	$17	$(123)	$104

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

The table below reflects our segment revenues for the three months ended June 30, 2022 and 2021 (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Three months ended June 30, 2021	$794	$715	$943	$1,081	$2,024	$1,050	$4,583
Drivers in the change of organic revenues:
Volume and mix	(111)	72	50	95	145	(28)	78
Currency exchange rates	(25)	(42)	(43)	(44)	(87)	(64)	(218)
Others	71	46	55	—	55	50	222
Three months ended June 30, 2022	$729	$791	$1,005	$1,132	$2,137	$1,008	$4,665

The table below reflects our segment revenues for the six months ended June 30, 2022 and 2021 (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Six months ended June 30, 2021	$1,513	$1,502	$1,979	$2,169	$4,148	$2,151	$9,314
Drivers in the change of organic revenues:
Volume and mix	(154)	68	(22)	110	88	(90)	(88)
Currency exchange rates	(39)	(68)	(64)	(57)	(121)	(103)	(331)
Others	131	82	125	—	125	81	419
Six months ended June 30, 2022	$1,451	$1,584	$2,018	$2,222	$4,240	$2,039	$9,314

Segment Revenue
Motorparts
Three-months ended: Motorparts revenue decreased $65 million, or 8%, as compared to the three months ended June 30, 2021. Lower sales volume contributed $111 million to the decrease. In addition, foreign currency exchange had a $25 million unfavorable effect on Motorparts revenue, while other favorable effects, which includes recoveries of commodity price increases, increased revenue by $71 million.

Six-months ended: Motorparts revenue decreased $62 million, or 4%, as compared to the six months ended June 30, 2021. Lower sales volume contributed $154 million to the decrease. In addition, foreign currency exchange had a $39 million unfavorable effect on Motorparts revenue, while other favorable effects, which includes recoveries of commodity price increases, increased revenue by $131 million.

Performance Solutions
Three-months ended: Performance Solutions revenue increased $76 million, or 11%, as compared to the three months ended June 30, 2021. Higher sales volume contributed $72 million to the increase. In addition, other favorable effects, which includes recoveries of commodity price increases, increased revenue by $46 million, while foreign currency exchange had a $42 million unfavorable effect on Performance Solutions revenue.

Six-months ended: Performance Solutions revenue increased $82 million, or 5%, as compared to the six months ended June 30, 2021. Higher sales volume contributed $68 million to the increase. In addition, other favorable effects, which includes recoveries of commodity price increases, increased revenue by $82 million, while foreign currency exchange had a $68 million unfavorable effect on Performance Solutions revenue.

Clean Air
Three-months ended: Clean Air revenue increased $113 million, or 6%, as compared to the three months ended June 30, 2021. The increase was primarily due to the increase in value-add revenue of $62 million and the increase in substrate sales of $51 million. Overall for the Clean Air segment, the main driver of the value-added revenue increase was higher sales volume of $50 million, while other favorable effects, which includes recoveries of commodity price increases, increased value-add revenue by $55 million. These favorable effects were partially offset by the unfavorable foreign currency exchange effect on Clean Air value-add revenue of $43 million.

Six-months ended: Clean Air revenue increased $92 million, or 2%, as compared to the six months ended June 30, 2021. The increase was primarily due to the increase in value-add revenue of $39 million and the increase in substrate sales of $53 million. Overall for the Clean Air segment, the main driver of the value-add revenue increase was the net other favorable effects of $125 million, which includes recoveries of commodity price increases. These favorable effects were partially offset by the unfavorable effect of foreign currency exchange of $64 million on Clean Air value-add revenue and the effects of lower sales volume of $22 million when compared to the prior year.

Powertrain
Three-months ended: Powertrain revenue decreased $42 million, or 4%, as compared to the three months ended June 30, 2021. Lower sales volume contributed $28 million to the decrease. In addition, foreign currency exchange had a $64 million unfavorable effect on Powertrain revenue, while other favorable effects, which includes recoveries of commodity price increases, increased revenue by $50 million.

Six-months ended: Powertrain revenue decreased $112 million, or 5%, as compared to the six months ended June 30, 2021. Lower sales volume contributed $90 million to the decrease. In addition, foreign currency exchange had a $103 million unfavorable effect on Powertrain revenue, while other favorable effects, which includes recoveries of commodity price increases, increased revenue by $81 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021	2022 vs 2021 Change	2022 vs 2021 Change
Motorparts	$70	$67	$156	$169	$3	$(13)
Performance Solutions	$11	$32	$26	$75	$(21)	$(49)
Clean Air	$101	$143	$207	$292	$(42)	$(85)
Powertrain	$42	$94	$108	$209	$(52)	$(101)

Motorparts
Three-months ended: Motorparts EBITDA including noncontrolling interests increased $3 million as compared to the three months ended June 30, 2021. The increase is primarily attributable the non-cash charge of $44 million that Motorparts recognized during three months ended June 30, 2021 related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network, substantially offset by the effects of unfavorable sales volume and mix during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Six-months ended: Motorparts EBITDA including noncontrolling interests decreased $13 million as compared to the six months ended June 30, 2021. The decrease is primarily attributable to unfavorable sales volume and mix, partially offset by favorable materials sourcing during the six months ended June 30, 2022 as compared to prior year and a decrease in non-cash charge of $40 million that Motorparts segment recognized related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network.

Performance Solutions
Three-months ended: Performance Solutions EBITDA including noncontrolling interests decreased $21 million as compared to the three months ended June 30, 2021. The decrease is primarily attributable to unfavorable operating performance and unfavorable materials sourcing (from supply chain challenges and commodity inflation), partially offset by the effects of higher sales volume during the three months ended June 30, 2022 as compared to three months ended June 30, 2021.
Six-months ended: Performance Solutions EBITDA including noncontrolling interests decreased $49 million as compared to the six months ended June 30, 2021. The decrease is primarily attributable to unfavorable operating performance and unfavorable materials sourcing (from supply chain challenges and commodity inflation), partially offset by the effects of higher sales volume during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Clean Air
Three-months ended: Clean Air EBITDA including noncontrolling interests decreased $42 million as compared to the three months ended June 30, 2021. The decrease is primarily attributable to unfavorable operating performance during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Six-months ended: Clean Air EBITDA including noncontrolling interests decreased $85 million as compared to the six months ended June 30, 2021. The decrease is primarily attributable to unfavorable sales volume and mix and unfavorable operating performance during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Powertrain
Three-months ended: Powertrain EBITDA including noncontrolling interests decreased $52 million as compared to the three months ended June 30, 2021. The decrease is primarily attributable to unfavorable sales volume and mix, unfavorable materials sourcing (from supply chain challenges and commodity inflation), unfavorable operating performance, and the increase in restructuring charges related to cash severance benefits and other costs of $8 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Six-months ended: Powertrain EBITDA including noncontrolling interests decreased $101 million as compared to the six months ended June 30, 2021. The decrease is primarily attributable to unfavorable sales volume and mix and unfavorable material sourcing (from supply chain challenges and commodity inflation) during the six months ended June 30, 2022 as compared to prior year.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended June 30, 2022
Restructuring charges, net	$4	$4	$4	$16	$28	$1	$29
Restructuring related costs	—	5	—	1	6	2	8
Other costs (including strategic and transaction related)	—	—	—	—	—	12	12
Loss on sale of unconsolidated affiliate	—	3	—	—	3	—	3
Other	(1)	1	2	—	2	—	2
Total adjustments	$3	$13	$6	$17	$39	$15	$54

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended June 30, 2021
Restructuring charges, net	$5	$8	$2	$8	$23	$1	$24
Restructuring related costs	1	1	—	—	2	5	7
Asset impairments restructuring related	1	—	—	—	1	—	1
Other non-restructuring asset impairments	—	—	—	—	—	2	2
Other costs (including strategic and transaction related)	—	—	1	—	1	4	5
Loss on sale of unconsolidated affiliate	—	1	—	—	1	—	1
Inventory write-down(1)	44	—	—	—	44	—	44
Total adjustments	$51	$10	$3	$8	$72	$12	$84

(1) Non-cash charge to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Six Months Ended June 30, 2022
Restructuring charges, net	$4	$5	$8	$18	$35	$3	$38
Restructuring related costs	—	9	—	3	12	4	16
Loss on sale of business	—	—	2	—	2	—	2
Other non-restructuring asset impairments	2	—	—	2	4	—	4
Inventory write-down(1)	4	—	—	—	4	—	4
Other costs (including strategic and transaction related)	—	—	—	—	—	16	16
Loss on sale of unconsolidated affiliate	—	3	—	—	3	—	3
Other	(1)	2	—	—	1	—	1
Total adjustments	$9	$19	$10	$23	$61	$23	$84

(1) Non-cash charge to write-down inventory in the Motorparts segment in connection with its initiative to rationalize its supply chain and distribution network.

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Six Months Ended June 30, 2021
Restructuring charges, net	$7	$12	$11	$18	$48	$1	$49
Restructuring related costs	1	1	—	1	3	7	10
Asset impairments restructuring related	1	—	—	—	1	—	1
Other non-restructuring asset impairments	—	—	—	—	—	2	2
Loss on sale of business	1	—	—	—	1	—	1
Inventory write-down(1)	44	—	—	—	44	—	44
Other costs (including strategic and transaction related)	—	—	—	—	—	13	13
Loss on sale of unconsolidated affiliate	—	1	—	—	1	—	1
Gain on extinguishment of debt	—	—	—	—	—	(8)	(8)
Total adjustments	$54	$14	$11	$19	$98	$15	$113

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

At June 30, 2022, we had no outstanding borrowings on our revolving credit facility and cash of $395 million. We have access to a $1.5 billion revolving credit facility which can be drawn on in the form of letters of credit or borrowings. We expect to generate positive cash flow in the second half of 2022 which, when combined with our revolving credit facility, we expect will be sufficient to fund our operations.

During the fourth quarter of 2021, we issued a $42 million letter of credit under our revolving credit facility and such letter of credit is included in the $69 million of total outstanding letters of credit at June 30, 2022, which reduces the available borrowings under our revolving credit facility. The letter of credit supports a 1.7 billion Mexican peso (approximately $84 million using exchange rates at June 30, 2022) surety bond issued to the Mexican tax authority. The surety bond is required in order for us to enter into the judicial process to appeal a tax assessment and covers the amount of the assessment plus interest. We do not believe it is probable we will have to pay the assessment or related interest. We also received a second assessment during the fourth quarter of 2021 from the Mexican tax authority of 0.6 billion Mexican peso (approximately $29 million using the exchange rate at June 30, 2022) for a separate matter, which has not required the issuance of a surety bond at this time. We do not believe it is probable we will have to pay this second assessment or related interest.

Credit Facility
New Credit Facility — Interest Rates
At June 30, 2022, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which our consolidated net leverage ratio (as defined in the New Credit Facility) is less than 4.50 to 1 and greater than or equal to 3.00 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

The New Credit Facility prescribes for an alternative method of determining interest rates in the event LIBOR is not available.

New Credit Facility — Other Terms and Conditions
The third amendment dated May 5, 2020 (“Third Amendment”) of our New Credit Facility provided relief from the financial maintenance covenants for the revolving credit facility and Term Loan A facility subject to the non-occurrence of certain covenant reset triggers as more fully described in our 2021 Form 10-K. There has been no covenant reset trigger, or covenant reset certificate delivered. Accordingly, the financial ratio required at June 30, 2022 under the New Credit Facility was changed to a consolidated net leverage ratio from a senior secured net leverage ratio at December 31, 2021.

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of June 30, 2022 are as follows: consolidated net leverage ratio of 4.24 actual versus 4.75 (maximum required under the Third Amendment); and interest coverage ratio of 4.50 actual versus 2.75 (minimum required under the Third Amendment).

Further information on interest rates, fees, and other terms and conditions of the New Credit Facility is included in our 2021 Form 10-K.

Senior Notes
A summary of our senior unsecured and secured notes at June 30, 2022 are as follows (amounts in millions):

	Principal	Carrying Amount(a)
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	$225	$223
$500 million of 5.000% Senior Notes due 2026	$500	$496
Senior Secured Notes
$500 million of 7.875% Senior Secured Notes due 2029	$500	$491
$800 million of 5.125% Senior Secured Notes due 2029	$800	$788

(a) Carrying amount is net of unamortized debt issuance costs of $27 million at June 30, 2022.

Further information on the terms and conditions of the Senior Unsecured Notes and Senior Secured Notes is included in our 2021 Form 10-K.

At June 30, 2022, we were in compliance with all of our financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

On June 27, 2022, Merger Sub commenced cash tender offers (collectively, the “Tender Offer”) to purchase any and all of our outstanding 5.125% Senior Secured Notes due 2029 (the “5.125% Notes”) and 7.875% Senior Secured Notes due 2029 (the “7.875% Notes” and together with the 5.125% Notes, the “Secured Notes”). In connection with the Tender Offer, Merger Sub also solicited the consents of holders of the 5.125% Notes and the 7.875% Notes to certain proposed amendments (the “Proposed Amendments”) to the respective indentures governing the Secured Notes (collectively, the “Consent Solicitation”). The purpose of the Consent Solicitation and the Proposed Amendments is to eliminate the requirement to make a “change of control offer” for the Secured Notes in connection with the Merger and make certain other customary changes for a privately-held company to the “change of control” provisions in the indentures governing the Secured Notes. The Proposed Amendments require the consent of a majority of each series of Secured Notes to amend the respective indenture.

On July 13, 2022, Merger Sub announced that it had received tenders and the requisite consents from holders of the 5.125% Notes, and tenders and the requisite consents from holders of the 7.875% Notes. Having received the requisite consents from the holders of each series of Secured Notes to the Proposed Amendments to the indenture governing such series of Secured Notes, we, our subsidiary guarantors party thereto, and the trustee entered into a supplemental indenture to each indenture governing the Secured Notes to effect the Proposed Amendments. Each supplemental indenture provides that the Proposed Amendments will not become operative unless and until the 5.125% Notes or the 7.875% Notes, as applicable, representing at least a majority in aggregate principal amount of the respective Notes are accepted for purchase by Merger Sub pursuant to the terms of the Tender Offer and Consent Solicitation, which we expect will be shortly prior to the consummation of the Merger.

On March 3, 2021, we provided notice of our intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 (the “2024 Fixed Rate Secured Notes”) and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (the “2024 Floating Rate Secured Notes” and, together with the 2024 Fixed Rate Secured Notes, the “2024 Secured Notes”). On March 17, 2021, we, using the net proceeds from the offering of 5.125% Notes, together with cash on hand, satisfied and discharged each of the indentures governing the 2024 Secured Notes in accordance with their terms. As a result, we recorded a gain on extinguishment of debt of $8 million for the six months ended June 30, 2021.

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

At June 30, 2022 and December 31, 2021, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.2 billion and $1.0 billion, of which $0.6 billion and $0.5 billion relate to accounts receivable where we have continuing involvement. In addition, the deferred purchase price receivable was $67 million and $51 million at June 30, 2022 and December 31, 2021.

For the three months ended June 30, 2022 and 2021, proceeds from the factoring of accounts receivable qualifying as sales were $1.6 billion and $1.3 billion, of which $1.1 billion and $1.0 billion were received on accounts receivable where we have continuing involvement. For the six months ended June 30, 2022 and 2021, proceeds from the factoring of accounts receivable qualifying as sales were $3.1 billion and $2.6 billion, of which $2.3 billion and $2.1 billion were received on accounts receivable where we have continuing involvement.

For the three months ended June 30, 2022 and 2021, our financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), were $8 million and $5 million. For the six months ended June 30, 2022 and 2021, our financing charges associated with the factoring of receivables, which are included in “Interest expense” in the condensed consolidated statements of income (loss), were $14 million and $9 million.

If we were not able to factor receivables under these programs, our borrowings under our revolving credit agreement might increase. These programs provide us with access to cash at costs that are generally favorable to alternative sources of financing and allow us to reduce borrowings under our revolving credit agreement.

Cash Flows
Operating Activities
Operating activities were as follows (amounts in millions):

	Six Months Ended June 30,
	2022	2021
Operational cash flow before changes in operating assets and liabilities	$179	$431

Changes in operating assets and liabilities:
Receivables	(571)	(481)
Inventories	(293)	(193)
Payables and accrued expenses	395	249
Accrued interest and accrued income taxes	(16)	34
Other assets and liabilities	38	(17)
Total change in operating assets and liabilities	(447)	(408)
Net cash (used) provided by operating activities	$(268)	$23

Net cash used by operating activities for the six months ended June 30, 2022 was $268 million, an increase of $291 million as compared to the net cash provided by operating activities of $23 million for the six months ended June 30, 2021. The unfavorable operating cash flow activity was primarily due to the decrease in net cash provided by operating activities before operating assets and liabilities of $252 million and the unfavorable changes in net cash used by operating activities of $39 million primarily attributable to working capital items.

Investing Activities
Investing activities were as follows (amounts in millions):

	Six Months Ended June 30,
	2022	2021
Proceeds from sale of assets	$12	$12
Net proceeds from sale of business	2	1
Proceeds from sale of investment in nonconsolidated affiliate	1	3
Cash payments for property, plant and equipment	(171)	(185)
Proceeds from deferred purchase price of factored receivables	212	254
Other	(1)	—
Net cash (used) provided by investing activities	$55	$85

Net cash provided by investing activities for the six months ended June 30, 2022 was $55 million, as compared to net cash provided by investing activities of $85 million for the six months ended June 30, 2021, primarily due to a decrease in proceeds from deferred purchase price of factored receivables of $42 million. Cash payments for property, plant and equipment were $171 million for the six months ended June 30, 2022 as compared to $185 million for the six months ended June 30, 2021.

Financing Activities
Financing activities were as follows (amounts in millions):

	Six Months Ended June 30,
	2022	2021
Proceeds from term loans and notes	$22	$838
Repayments and extinguishment costs of term loans and notes	(123)	(939)
Debt issuance costs of long-term debt	—	(12)
Borrowings on revolving lines of credit	4,018	2,876
Payments on revolving lines of credit	(3,990)	(2,871)
Payment for redeemable noncontrolling interest redemption	(53)	—
Distributions to noncontrolling interest partners	(34)	(8)
Collections (payments) on securitization programs, net and other	(44)	(73)
Net cash (used) provided by financing activities	$(204)	$(189)

Net cash flow used by financing activities was $204 million for the six months ended June 30, 2022. This included net repayments on term loans and notes of $101 million, net borrowings on revolving lines of credit of $28 million, distributions to noncontrolling interest partners of $34 million, and net repayments on other financing arrangements of $44 million.

At December 31, 2021, we held a redeemable noncontrolling interest which became redeemable during the six months ended June 30, 2022 following the third anniversary of the Öhlins acquisition on January 10, 2019. This redeemable noncontrolling interest represented a 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) retained by K Öhlin Holding AB (“Köhlin”). During the second quarter of 2022, we received a notice from Köhlin of its intention to redeem all of the KÖ Interest. It was redeemed for $53 million and paid in June.

Net cash flow used by financing activities was $189 million for the six months ended June 30, 2021. This included net repayments and extinguishment costs on term loans and notes of $101 million, net borrowings on revolving lines of credit of $5 million, distributions to noncontrolling interest partners of $8 million, and net repayments on other financing arrangements of $73 million.

Dividends on Common Stock
We did not pay dividends during the three and six months ended June 30, 2022 and 2021, due to the suspension of the dividend program in the second quarter of 2019.

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

Summarized Financial Information
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after the elimination of (a) intercompany transactions and balances among the Parent and the Guarantors and (b) the equity in earnings from and investments in any subsidiary that is a Nonguarantor (amounts in millions):

Income Statements

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Net sales and operating revenues	$3,893	$7,108
Operating expenses	$4,040	$7,234
Net income (loss)	$(262)	$(585)
Net income (loss) attributable to Tenneco Inc.	$(262)	$(585)

Balance Sheets

	June 30, 2022	December 31, 2021
ASSETS
Current assets	$242	$480
Non-current assets	$1,766	$1,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$1,662	$1,432
Non-current liabilities	$5,329	$5,441
Intercompany due to (due from)	$467	$624

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

The following table summarizes by position the notional amounts for foreign currency forward contracts at June 30, 2022, all of which mature in the next twelve months (amounts in millions):

Notional Amount
Long positions	$376
Short positions	$(376)

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

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. At June 30, 2022, we had $2.0 billion par value of fixed rate debt and $3.0 billion par value of floating rate debt. Of the fixed rate debt, $225 million is fixed through 2024, $500 million is fixed through 2026, and $1.3 billion is fixed through 2029. For more detailed explanations on our debt structure and New Credit Facility, refer to “Liquidity and Capital Resources” earlier in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, “Debt and Other Financing Arrangements” in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q.

We estimate the fair value of our long-term debt at June 30, 2022 was approximately 98% of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the condensed consolidated statements of income (loss) and the cash we pay for interest expense by approximately $30 million.

Equity Price Risk
We have certain employee compensation arrangements, including cash-settled share-based units granted under our long-term incentive plan, that are valued based on Tenneco Inc. share price. The share equivalents outstanding related to cash-settled share-based awards are as follows:

	June 30, 2022	December 31, 2021
Restricted Stock Units (RSUs)	1,193,915	1,451,422
Performance Share Units (PSUs)	4,376,689	2,951,316
	5,570,604	4,402,738

At June 30, 2022, a change in the Tenneco Inc. share price of 10% would cause a change to the compensation liability of approximately $4 million, and would change the cash payout of all share equivalents, once fully vested at 100%, by $10 million.

We selectively use financial instruments to reduce the market risk associated with our share-based, cash-settled liabilities, which increase as our stock price increases, and decrease as our stock price decreases. These financial instruments move in the opposite direction of the compensation payouts, allowing us to substantially mitigate the risk associated with changes in the Tenneco Inc. share price of the final cash settlement. At June 30, 2022, we had 1,600,000 common share equivalents of these financial instruments.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Merger is subject to a number of closing conditions, including the receipt of required regulatory approvals, consents or clearances with respect to the Merger under applicable foreign competition and/or foreign direct investment laws. All conditions to closing under the Merger Agreement with respect to antitrust and/or foreign direct investment laws have been satisfied or waived in accordance with the terms and conditions of the Merger Agreement except for the conditions pertaining to the antitrust and competition laws of the European Union and Japan. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2022. These purchases reflect shares withheld upon vesting of certain restricted stock and restricted stock units for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of share-settled compensation through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
April 2022	3,907	$18.25	—	$—
May 2022	1,702	16.63	—	—
June 2022	2,476	17.99	—	—
Total	8,085	$17.83	—	$—
(1)     Shares withheld upon vesting of share-settled restricted stock units in the second quarter of 2022.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2022

Exhibit Number		Description

4.1	—
First Supplemental Indenture, dated as of July 12, 2022, among Tenneco Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (relating to the 5.125% Senior Secured Notes due 2029) (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on From 8-K dated July 13, 2022, File No 1-12387).

4.2	—
First Supplemental Indenture, dated as of July 12, 2022, among Tenneco Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (relating to the 7.875% Senior Secured Notes due 2029) (incorporated herein by reference to Exhibit 4.2 of the registrant’s Current Report on From 8-K dated July 13, 2022, File No 1-12387).

*10.1	—	Tenneco Excess Benefit Plan, as amended and restated effective July 1, 2022.

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Matti Masanovich under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler and Matti Masanovich under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Dated: August 4, 2022