Form 10-Q
period 2022-09-30
TENNECO INC
filed 2022-10-31
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 83,492,328 shares outstanding as of October 26, 2022.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, without limitation:
•general economic, business, market and social conditions, including the effects of the COVID-19 pandemic and the impact of inflationary pressures on materials, energy, labor and other costs of doing business;
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
•reduced availability and increases in the costs of raw materials, commodities (including energy) or components, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, customer recovery, and other methods;
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

In addition, this report includes forward-looking statements regarding the Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Pegasus Holdings III, LLC (the “Parent”) and Pegasus Merger Co. (the “Merger Sub”) on February 22, 2022. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tenneco (the “Merger”) with Tenneco continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of Parent. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include (without limitation and in addition to the risks set forth above):
•the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to satisfy conditions to the consummation of the Merger;
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

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Net sales and operating revenues	$4,931	$4,332	$14,245	$13,646

Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	4,388	3,776	12,663	11,810
Selling, general, and administrative	219	240	728	764
Depreciation and amortization	140	147	429	447
Engineering, research, and development	71	71	220	216
Restructuring charges, net and asset impairments	3	(4)	45	48
	4,821	4,230	14,085	13,285
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	3	4	9	10
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	3	10	25	47
Gain (loss) on extinguishment of debt	—	—	—	8
Other income (expense), net	13	9	27	30
	19	23	61	95
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	129	125	221	456
Interest expense	(90)	(66)	(232)	(205)
Earnings (loss) before income taxes and noncontrolling interests	39	59	(11)	251
Income tax (expense) benefit	(67)	(34)	(140)	(122)
Net income (loss)	(28)	25	(151)	129
Less: Net income (loss) attributable to noncontrolling interests	16	10	52	59
Net income (loss) attributable to Tenneco Inc.	$(44)	$15	$(203)	$70
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(0.53)	$0.17	$(2.44)	$0.85
Weighted average shares outstanding	83.7	82.3	83.5	82.2
Diluted earnings (loss) per share:
Earnings (loss) per share	$(0.53)	$0.17	$(2.44)	$0.83
Weighted average shares outstanding	83.7	84.1	83.5	83.5
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(28)	$25	$(151)	$129
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(238)	(79)	(448)	(69)
Defined benefit plans	—	3	—	9
Cash flow hedges	(4)	(1)	(14)	(4)
Other comprehensive income (loss), net of tax	(242)	(77)	(462)	(64)
Comprehensive income (loss)	(270)	(52)	(613)	65
Less: Comprehensive income (loss) attributable to noncontrolling interests	(9)	5	2	52
Comprehensive income (loss) attributable to common shareholders	$(261)	$(57)	$(615)	$13
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$415	$859
Restricted cash	8	6
Receivables:
Customer notes and accounts, net	2,702	2,308
Other	117	111
Inventories	1,948	1,846
Prepayments and other current assets	553	683
Total current assets	5,743	5,813
Property, plant, and equipment, net	2,557	2,872
Long-term receivables, net	4	5
Goodwill	506	507
Intangibles, net	940	1,056
Investments in nonconsolidated affiliates	434	539
Deferred income taxes	241	266
Other assets	527	564
Total assets	$10,952	$11,622
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$1,427	$57
Accounts payable	3,288	2,955
Accrued compensation and employee benefits	364	381
Accrued income taxes	70	71
Accrued expenses and other current liabilities	1,153	1,227
Total current liabilities	6,302	4,691
Long-term debt	3,603	5,018
Deferred income taxes	96	105
Pension and postretirement benefits	723	830
Deferred credits and other liabilities	436	491
Commitments and contingencies (Note 11)
Total liabilities	11,160	11,135
Redeemable noncontrolling interests	37	91
Tenneco Inc. shareholders’ equity:
Preferred stock - $0.01 par value; none issued	—	—
Class A voting common stock - $0.01 par value; shares issued: (September 30, 2022 - 98,085,216; December 31, 2021 - 96,713,188)	1	1
Class B non-voting convertible common stock - $0.01 par value; none issued	—	—
Additional paid-in capital	4,473	4,462
Accumulated other comprehensive loss	(1,007)	(595)
Accumulated deficit	(3,056)	(2,853)
Shares held as treasury stock - at cost: (September 30, 2022 and December 31, 2021 - 14,592,888)	(930)	(930)
Total Tenneco Inc. shareholders’ equity (deficit)	(519)	85
Noncontrolling interests	274	311
Total equity	(245)	396
Total liabilities, redeemable noncontrolling interests, and equity	$10,952	$11,622
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$(151)	$129
Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
Depreciation and amortization	429	447
Deferred income taxes	(2)	8
Stock-based compensation	17	18
Restructuring charges and asset impairments, net of cash paid	13	(17)
Change in pension and other postretirement benefit plans	(29)	(22)
Equity in earnings of nonconsolidated affiliates	(25)	(47)
Cash dividends received from nonconsolidated affiliates	55	58
Loss (gain) on sale of assets and other	(4)	8
Changes in operating assets and liabilities:
Receivables	(920)	(451)
Inventories	(237)	(194)
Payables and accrued expenses	551	11
Accrued interest and accrued income taxes	(1)	24
Other assets and liabilities	91	3
Net cash (used) provided by operating activities	(213)	(25)
Investing Activities
Proceeds from sale of assets	13	39
Net proceeds from sale of business	3	1
Proceeds from sale of investment in nonconsolidated affiliates	5	6
Cash payments for property, plant and equipment	(253)	(286)
Proceeds from deferred purchase price of factored receivables	310	356
Other	(1)	—
Net cash (used) provided by investing activities	77	116
Financing Activities
Proceeds from term loans and notes	57	836
Repayments and extinguishment costs of term loans and notes	(177)	(1,011)
Borrowings on revolving lines of credit	6,221	4,772
Payments on revolving lines of credit	(6,160)	(4,774)
Debt issuance costs of long-term debt	—	(13)
Distributions to noncontrolling interest partners	(44)	(12)
Payment for redeemable noncontrolling interest redemption	(53)	—
Collections (payments) on securitization programs, net and other	(36)	(78)
Net cash (used) provided by financing activities	(192)	(280)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(114)	(19)
Increase (decrease) in cash, cash equivalents, and restricted cash	(442)	(208)
Cash, cash equivalents, and restricted cash, beginning of period	865	803
Cash, cash equivalents, and restricted cash, end of period	$423	$595
Supplemental Cash Flow Information
Cash paid during the period for interest	$192	$162
Cash paid during the period for income taxes, net of refunds	$172	$104
Lease assets obtained in exchange for new operating lease liabilities	$61	$35
Non-cash inventory charges due to aftermarket product line exit	$4	$44
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$81	$73
Deferred purchase price of receivables factored in the period	$319	$368
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1	$4,462	$(595)	$(2,853)	$(930)	$85	$311	$396
Net income (loss)				(38)		(38)	7	(31)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			—			—	(1)	(1)
Cash flow hedges			4			4	—	4
Comprehensive income (loss)						(34)	6	(28)
Stock-based compensation, net	—	2	—	—	—	2	—	2
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Balance at March 31, 2022	1	4,464	(591)	(2,891)	(930)	53	304	357
Net income (loss)				(121)		(121)	8	(113)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(185)			(185)	(16)	(201)
Cash flow hedges			(14)			(14)	—	(14)
Comprehensive income (loss)						(320)	(8)	(328)
Stock-based compensation, net	—	5	—	—	—	5	—	5
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2022	1	4,469	(790)	(3,012)	(930)	(262)	290	28
Net income (loss)				(44)		(44)	12	(32)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(213)			(213)	(21)	(234)
Cash flow hedges			(4)			(4)	—	(4)
Comprehensive income (loss)						(261)	(9)	(270)
Stock-based compensation, net	—	4	—	—	—	4	—	4
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Balance at September 30, 2022	$1	$4,473	$(1,007)	$(3,056)	$(930)	$(519)	$274	$(245)

	Tenneco Inc. Shareholders’ Equity (Deficit)
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1	$4,442	$(744)	$(2,888)	$(930)	$(119)	$300	$181
Net income (loss)				65		65	10	75
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(46)			(46)	(3)	(49)
Defined benefit plans			3			3	—	3
Cash flow hedges			(2)			(2)	—	(2)
Comprehensive income (loss)						20	7	27
Stock-based compensation, net	—	3	—	—	—	3	—	3
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2021	1	4,445	(789)	(2,823)	(930)	(96)	305	209
Net income (loss)				(10)		(10)	8	(2)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			58			58	2	60
Defined benefit plans			3			3	—	3
Cash flow hedges			(1)			(1)	—	(1)
Comprehensive income (loss)						50	10	60
Stock-based compensation, net	—	4	—	—	—	4	—	4
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	1	4,449	(729)	(2,833)	(930)	(42)	314	272
Net income (loss)				15		15	5	20
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments			(74)			(74)	(3)	(77)
Defined benefit plans			3			3	—	3
Cash flow hedges			(1)			(1)	—	(1)
Comprehensive income (loss)						(57)	2	(55)
Stock-based compensation, net	—	9	—	—	—	9	—	9
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2021	$1	$4,458	$(801)	$(2,818)	$(930)	$(90)	$313	$223
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

The Company’s Board of Directors and the sole member or board of directors, as applicable, of Parent and Merger Sub have each unanimously approved the Merger and the Merger Agreement. On June 7, 2022, the Company’s stockholders approved the Merger and Merger Agreement. The closing of the Merger is subject to various conditions, including (i) the absence of any order, injunction or other legal or regulatory restraint making illegal, enjoining or otherwise prohibiting the closing of the Merger; (ii) the receipt of clearances and/or approvals under applicable foreign competition and/or other laws; (iii) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications; and (iv) compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement under clause (b) of such definition). The closing of the Merger is not subject to a financing condition, and Parent has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement.

All conditions to closing under the Merger Agreement with respect to antitrust and/or foreign direct investment laws have been satisfied or waived in accordance with the terms and conditions of the Merger Agreement. Parent, Merger Sub, and Tenneco expect to consummate the Merger in the middle of November 2022 promptly after the completion of certain debt financing activities by the Buyer and its debt financing sources that are contemplated by the Merger Agreement. Until the closing, the Company will continue to operate as an independent company.

The Company has incurred and will incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
2. Basis of Presentation

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders’ equity, and cash flows. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 24, 2022 (the “2021 Form 10-K”). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

At September 30, 2022, the Company is in compliance with all its financial covenants under its credit agreement. In connection with the Merger, the Company announced the satisfaction or waiver of all regulatory closing conditions on October 28, 2022, which is described in more detail in Note 1, “Description of Business”. In anticipation of closing the Merger, the Company chose not to amend and extend its credit facility (which matures September 30, 2023), as the expected proceeds from the financing to consummate the Merger will satisfy these obligations prior to becoming due under the credit facility.

In connection with the execution of the Merger Agreement and pursuant to a debt commitment letter dated February 22, 2022 (the “Debt Commitment Letter”), a consortium of financial institutions has committed to provide Buyer, severally but not jointly, upon the terms and subject to the conditions set forth in the Debt Commitment Letter, the debt commitment amount in the aggregate up to $6.0 billion in debt financing.

Notwithstanding the aforementioned, there can be no assurance that the Merger will be consummated on the contemplated timeline or at all. In the event the Merger is not consummated, the Company intends to amend and extend its credit agreement. If the Company is unable to agree to amend and extend its credit agreement with its lenders before maturity of the debt, which occurs within twelve months of the issuance date of these condensed consolidated financial statements, the Company will not be able to repay the entirety of the outstanding debt. The Company has a history of successfully amending its credit agreements, as recently as May 5, 2020, when it was last amended to increase the maximum leverage ratio and decrease the minimum interest coverage ratio after considering the effects of COVID-19. The Company also has a history of positive operating cash flows, as was the case in each of the last three annual reporting periods.

Risks and Uncertainties
There are many uncertainties related to the COVID-19 global pandemic (including the implementation of government lockdowns in China), the semiconductor shortage, the Russia and Ukraine conflict, other supply chain challenges, and the effects of inflation, commodity cost increases and rising interest rates on the overall macroeconomic environment that could negatively affect the Company’s results of operations, financial position, and cash flows. The Company does not have significant operations in Russia or Ukraine compared to its global operations, but its operations in these regions have been disrupted due to the conflict. Sales from the Company’s Russian subsidiaries and sales into Russia and Ukraine from its global subsidiaries were less than 1% of its consolidated “Net sales and operating revenue” for the year ended December 31, 2021.

Redeemable noncontrolling interests
The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the event of a change in control of Tenneco Inc. or certain of its subsidiaries.

At September 30, 2022 and December 31, 2021, the Company held redeemable noncontrolling interests of $37 million and $50 million which were not currently redeemable or probable of becoming redeemable. The redemption of these redeemable noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
In addition, at December 31, 2021, the Company held a redeemable noncontrolling interest of $41 million, which became redeemable during the six months ended June 30, 2022 following the third anniversary of the Öhlins acquisition on January 10, 2019. This redeemable noncontrolling interest represented a 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) retained by K Öhlin Holding AB (“Köhlin”). This noncontrolling interest was also presented in the temporary equity section of the Company’s condensed consolidated balance sheets and had been remeasured to its redemption value. The Company immediately recognized changes to redemption value as a component of “Net income (loss) attributable to noncontrolling interests” in the condensed consolidated statements of income (loss). During the second quarter of 2022, the Company received a notice from Köhlin of its intention to redeem all of the KÖ Interest. It was redeemed for $53 million and paid in June 2022.

The following is a rollforward of activities in the Company’s redeemable noncontrolling interests:

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$91	$78
Net income (loss) attributable to redeemable noncontrolling interests	9	15
Other comprehensive (loss) income	(12)	(3)
Redemption value measurement adjustments	16	21
Noncontrolling interest redemption	(53)	—
Dividends declared to noncontrolling interests	(14)	—
Balance at end of period	$37	$111

Earnings (loss) per share
Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares of common stock outstanding	83,697,158	82,310,645	83,484,392	82,171,755
Effect of dilutive securities:
RSUs and PSUs	—	1,792,961	—	1,303,981
Weighted average shares of common stock outstanding including dilutive securities	83,697,158	84,103,606	83,484,392	83,475,736

Weighted average number of antidilutive stock-based awards excluded from the calculation of diluted earnings per share	3,956,186	1,562,928	3,994,043	1,849,872

Assets Held for Sale and Divestitures
At September 30, 2022 and December 31, 2021, the Company had $13 million and $22 million of assets held for sale, which primarily consists of land and buildings, and non-core machinery and equipment across multiple segments that are expected to be sold in the next twelve months, as well as $8 million and $9 million in related environmental and asset retirement obligation liabilities. The Company recognized $2 million of impairment charges on assets held for sale during the nine months ended September 30, 2022.

In the first quarter of 2022, the Company closed on the sale of a non-core business and recognized a loss on the sale of $2 million during the nine months ended September 30, 2022. The Company received $1 million and $2 million of cash proceeds during the three and nine months ended September 30, 2022. The remaining receivable is expected to be collected in the fourth quarter of 2022.

The assets and liabilities held for sale are recorded in “Prepayments and other current assets” and “Accrued expenses and other current liabilities” in the consolidated balance sheets at September 30, 2022 and December 31, 2021.

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

The Company’s restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), and facility closure and exit costs. Restructuring charges, net and asset impairments by segment are as follows:

Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30, 2022
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$1	$(1)	$2	$2	$(1)	$3
Total restructuring charges, net and asset impairments	$1	$(1)	$2	$2	$(1)	$3

	Nine Months Ended September 30, 2022
	Motorparts	Performance Solutions	Clean Air	Powertrain	Corporate	Total
Severance and other charges, net	$5	$4	$10	$20	$2	$41

Other non-restructuring asset impairments	2	—	—	—	—	2
Impairment of assets held for sale	—	—	—	2	—	2
Total asset impairment charges	2	—	—	2	—	4
Total restructuring charges, net and asset impairments	$7	$4	$10	$22	$2	$45

Severance and other charges, net
The Company recognized net charges of $18 million in severance and other charges expected to be paid for cost reduction initiatives aimed at optimizing the Company’s cost structure across all segments and regions during the nine months ended September 30, 2022. The Company also recognized net charges of $3 million and $23 million in severance and other charges related to plant consolidations, relocations, and closures during the three and nine months ended September 30, 2022.

Motorparts recognized severance and other charges, and revisions to estimates as follows:
•$1 million and $7 million for the three and nine months ended September 30, 2022, along with a reduction of $1 million in revisions to estimates for the nine months ended September 30, 2022, in connection with cost reduction initiatives, primarily in North America and Europe; and
•$1 million reduction in severance and other charges due to a revision in estimates related to plant consolidations, relocations, and closures for the nine months ended September 30, 2022, primarily in Europe.

Performance Solutions recognized severance and other charges, and revisions to estimates as follows:
•$1 million and $7 million, along with a reduction of $2 million and $4 million in revisions to estimates, for the three and nine months ended September 30, 2022 in connection with cost reduction initiatives in North America and Europe; and
•$1 million for the nine months ended September 30, 2022 related to plant consolidations, relocations, and closures, primarily in North America.

Clean Air recognized severance and other charges as follows:
•$4 million for the nine months ended September 30, 2022 in connection with cost reduction initiatives, primarily in Europe; and

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
•$2 million and $6 million for the three and nine months ended September 30, 2022 related to plant consolidations, relocations, and closures in North America and Asia Pacific.

Powertrain recognized severance and other charges, and revisions to estimates as follows:
•$1 million and $6 million for the three and nine months ended September 30, 2022 related to an approved voluntary termination program at one of its European bearings plants aimed at reducing headcount. At September 30, 2022, the inception-to-date severance related restructuring charges for this program aggregate to $26 million, $21 million under the current voluntary program and $5 million related to other cost reduction initiatives. Total severance related charges are expected to be approximately $36 million;
•$1 million and $17 million for the three and nine months ended September 30, 2022 related to plant consolidations, relocations, and closures, primarily in Europe; and
•$3 million reduction in severance and other charges due to a revision in estimates for the nine months ended September 30, 2022 in connection with other cost reduction initiatives, primarily in Asia Pacific and Europe.

The Company also incurred $3 million in cash severance costs within its corporate component for the nine months ended September 30, 2022, along with a reduction of $1 million in revisions to estimates for the three and nine months ended September 30, 2022.

Asset impairments
Other non-restructuring asset impairments
During the nine months ended September 30, 2022, the Motorparts segment recognized asset impairment charges of $2 million related to the write-down of property, plant and equipment.

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

Severance and other charges, net
The Company recognized a net reduction of $5 million and a net charge of $27 million in severance and other charges expected to be paid for cost reduction initiatives during the three and nine months ended September 30, 2021. The Company also recognized $1 million and $21 million in severance and other charges related to plant consolidations, relocations, and closures during the three and nine months ended September 30, 2021.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

In response to the COVID-19 pandemic, and in conjunction with the Company’s previously announced Project Accelerate, the Company executed global headcount reductions. The Company recognized a reduction of $1 million and $4 million in revisions to estimates in connection with cash and severance payments expected to be paid in connection with these actions during the three and nine months ended September 30, 2021.

Motorparts recognized severance and other charges, and revisions to estimates as follows:
•$3 million for the nine months ended September 30, 2021 in connection with its supply chain rationalization and distribution network initiative to achieve efficiencies and improve throughput to its customers in North America;
•$1 million for the nine months ended September 30, 2021, along with a reduction of $1 million and $5 million in revisions to estimates, for the three and nine months ended September 30, 2021 in connection with cost reduction initiatives primarily in Europe; and
•$7 million for the nine months ended September 30, 2021 related to plant consolidations, relocations, and closures, primarily in Europe.

Performance Solutions recognized severance and other charges as follows:
•$11 million for the nine months ended September 30, 2021, along with a reduction of $4 million revisions to estimates for the three and nine months ended September 30, 2021, in connection with cost reduction initiatives primarily in Europe;
•$1 million for the nine months ended September 30, 2021 related to plant consolidations, relocations, and closures, primarily in North America; and
•$1 million reduction in severance and other charges due to revision in estimates for the three and nine months ended September 30, 2021 in connection with Project Accelerate.

Clean Air recognized severance and other charges, and revisions to estimates as follows:
•$17 million for the nine months ended September 30, 2021, along with a reduction of $3 million and $9 million in revisions to estimates for the three and nine months ended September 30, 2021, in connection with cost reduction initiatives primarily in Europe;
•$1 million and $4 million for the three and nine months ended September 30, 2021 related to plant consolidations, relocations and closures primarily in North America and Asia Pacific; and
•$3 million reduction in severance and other charges for the nine months ended September 30, 2021 due to a revision in estimates in connection with Project Accelerate.

Powertrain recognized severance and other charges, and revisions to estimates as follows:
•$9 million for the nine months ended September 30, 2021 in connection with cost reduction initiatives primarily in Asia Pacific;
•$2 million for the three and nine months ended September 30, 2021, along with a reduction of $1 million and $5 million reduction in severance and other charges due to revision in estimates for the three and nine months ended September 30, 2021 in connection with other cost reduction initiatives primarily in Europe;
•$9 million for the nine months ended September 30, 2021 related to plant consolidations, relocations, and closures, primarily in Europe and North America; and
•$1 million and $5 million restructuring costs incurred for the three and nine months ended September 30, 2021 related to an approved voluntary termination program at one of its European bearings plants aimed at reducing headcount.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
As a result of changes in the business, during the second quarter of 2021, the Company assessed and concluded an impairment trigger had occurred for certain long-lived asset groups in its corporate component and recognized an impairment charge of $2 million related to operating lease right-of-use assets during the nine months ended September 30, 2021.

Restructuring Reserve Rollforward
The following table provides a summary of the Company’s restructuring liabilities and related activity for each type of exit costs:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Employee Costs	Facility Closure and Other Costs	Total	Employee Costs	Facility Closure and Other Costs	Total
Balance at beginning of period	$63	$—	$63	$99	$1	$100
Provisions	10	1	11	31	3	34
Revisions to estimates	(2)	—	(2)	(9)	—	(9)
Payments	(17)	(1)	(18)	(21)	(4)	(25)
Foreign currency	—	—	—	(1)	—	(1)
Balance at March 31	54	—	54	99	—	99
Provisions	33	1	34	30	2	32
Revisions to estimates	(5)	—	(5)	(8)	—	(8)
Payments	(6)	(1)	(7)	(22)	(2)	(24)
Foreign currency	(1)	—	(1)	—	—	—
Balance at June 30	75	—	75	99	—	99
Provisions	4	2	6	2	3	5
Revisions to estimates	(3)	—	(3)	(10)	—	(10)
Payments	(5)	(2)	(7)	(13)	(3)	(16)
Foreign currency	(2)	—	(2)	(1)	—	(1)
Balance at end of period	$69	$—	$69	$77	$—	$77
4. Inventories

Inventory by major classification was as follows:

	September 30, 2022	December 31, 2021
Finished goods	$756	$747
Work in process	615	508
Raw materials	502	510
Materials and supplies	75	81
Total inventories	$1,948	$1,846

Beginning in the second quarter of 2020, the Motorparts segment initiated a rationalization of its supply chain and distribution network to achieve supply chain efficiencies and improve throughput to its customers. During the nine months ended September 30, 2021, the Motorparts segment recognized a non-cash charge of $44 million to write-down inventory to its net realizable value, $1 million of impairment charge to write-down property, plant and equipment, and $3 million in restructuring charges related to cash severance benefits and other costs. Refer to Note 3, “Restructuring Charges, Net and Asset Impairments” for additional information.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
5. Goodwill and Other Intangible Assets

The Company’s goodwill consists of the following:

	Nine Months Ended September 30, 2022
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Gross carrying amount at beginning of period	$623	$546	$22	$59	$1,250
Foreign exchange	—	(1)	—	—	(1)
Gross carrying amount at March 31, 2022	623	545	22	59	1,249
Foreign exchange	(1)	(5)	(1)	—	(7)
Gross carrying amount at June 30, 2022	622	540	21	59	1,242
Foreign exchange	(1)	(4)	—	—	(5)
Gross carrying amount at September 30, 2022	621	536	21	59	1,237

Accumulated impairment loss at beginning of period	(310)	(374)	—	(59)	(743)
Foreign exchange	—	1	—	—	1
Accumulated impairment loss at March 31, 2022	(310)	(373)	—	(59)	(742)
Foreign exchange	1	5	—	—	6
Accumulated impairment loss at June 30, 2022	(309)	(368)	—	(59)	(736)
Foreign exchange	1	4	—	—	5
Accumulated impairment loss at September 30, 2022	(308)	(364)	—	(59)	(731)

Net carrying value at end of period	$313	$172	$21	$—	$506

The Company’s intangible assets consist of the following:

		September 30, 2022			December 31, 2021
	Useful Lives (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10	$982	$(436)	$546	$993	$(374)	$619
Customer contract	10	8	(7)	1	8	(7)	1
Patents	10 to 17	1	(1)	—	1	(1)	—
Technology rights	10 to 30	127	(67)	60	135	(62)	73
Packaged kits know-how	10	54	(22)	32	54	(18)	36
Catalogs	10	47	(19)	28	47	(15)	32
Licensing agreements	3 to 5	58	(50)	8	64	(47)	17
Land use rights	28 to 46	46	(6)	40	51	(6)	45
		$1,323	$(608)	715	$1,353	$(530)	823
Indefinite-lived intangible assets:
Trade names and trademarks				225			233
Total				$940			$1,056

The amortization expense associated with definite-lived intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$30	$32	$92	$97

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
The expected future amortization expense for the Company’s definite-lived intangible assets is as follows:

	2022	2023	2024	2025	2026	2027 and thereafter	Total
Expected amortization expense	$30	$119	$113	$112	$112	$229	$715

6. Investment in Nonconsolidated Affiliates

During the second quarter of 2022, the Company sold a portion of its investment in KB Autosys Co., Ltd. (KB Autosys) and the Company’s ownership fell below 20%. As a result, the Company no longer has the ability to exercise significant influence over KB Autosys and the equity method of accounting will no longer be used to account for this investment. During the third quarter of 2022, the Company continued to sell shares of this investment resulting in a loss on the sale of $2 million and $3 million and received cash proceeds of $4 million and $5 million during the three and nine months ended September 30, 2022. Non-cash losses of $1 million and $6 million were recognized in “Other income (expense), net” in the condensed consolidated statements of income (loss) during the three and nine months ended September 30, 2022, as a result of the change in accounting to fair value. No other significant changes occurred in the Company’s ownership interests in its nonconsolidated affiliates during the three and nine months ended September 30, 2022.

The carrying amount of the Company’s investments in its nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $182 million and $258 million at September 30, 2022 and December 31, 2021.

The following table is a summary of transactions with the Company’s nonconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$19	$18	$53	$58
Purchases	$92	$87	$296	$310
Royalty and other income (expense)	$2	$2	$7	$9

The following table is a summary of amounts due to and from the Company’s nonconsolidated affiliates:

	September 30, 2022	December 31, 2021
Receivables	$13	$10
Payables and accruals	$74	$69

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Concentrations of Credit Risk
Financial instruments, including cash equivalents and derivative contracts, expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s concentration of credit risk related to derivative contracts at September 30, 2022 and December 31, 2021 is not considered material to the condensed consolidated financial statements.

Equity Price Risk
The Company has certain cash-settled share-based incentive compensation awards that are dependent upon the Company’s stock price. The related cash payouts increase as the stock price increases and decrease as the stock price decreases. The Company has entered into certain financial instruments that move in the opposite direction of the cash settlement of these awards. Based on the Company’s current position, these financial instruments mitigate the market risk related to the final settlement of the cash-settled share-based incentive compensation awards. Effective in the third quarter of 2021, investment options based on the Company’s stock price no longer exist under the incentive deferral plan and, at both September 30, 2022 and December 31, 2021, there are no deferred compensation balances correlated to the Company’s stock price. Refer to “Other Financial Instruments” section below for additional details on these liabilities and the related financial instruments used to reduce the Company’s equity price risk.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Asset and Liability Instruments
The carrying value of cash and cash equivalents, restricted cash, short and long-term receivables, accounts payable, and short-term debt approximates fair value.

Derivative Instruments
Foreign Currency Forward Contracts
The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables and intercompany loans. The Company calculates the fair value of its foreign currency contracts using currency forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. Derivative gains and losses associated with these foreign currency forward contracts are recognized in “Cost of sales (exclusive of depreciation and amortization)” in the condensed consolidated statements of income (loss). The fair value of these derivative instruments at September 30, 2022 and December 31, 2021 is not considered material to the condensed consolidated financial statements.

The following table summarizes by position the notional amounts for foreign currency forward contracts at September 30, 2022, all of which mature in the next twelve months:

Notional Amount
Long positions	$323
Short positions	$(340)

Other Financial Instruments
Cash-Settled Share and Index Swap Transactions
The Company has certain employee compensation arrangements, including cash-settled share-based units granted under its long-term incentive plan, that are valued based on the Company’s stock price. The share equivalents outstanding related to cash-settled share-based awards are as follows:

	September 30, 2022	December 31, 2021
Restricted Stock Units (RSUs)	1,188,372	1,451,422
Performance Share Units (PSUs)	4,376,689	2,951,316
	5,565,061	4,402,738

The Company entered into financial instruments to mitigate the risk associated with both the vested and unvested portions of its cash-settled share-based incentive compensation awards. During the three and nine months ended September 30, 2022, the Company settled 1,600,000 and 3,100,000 common share equivalents under these agreements and the number of common share equivalents under these agreements was zero and 3,100,000 at September 30, 2022 and December 31, 2021.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
These financial instruments use observable input (level 2) in determining fair value. The estimated fair value of these financial instruments is as follows:

	Balance sheet classification	September 30, 2022	December 31, 2021
Other financial instruments in asset positions(a)(b)	Prepayments and other current assets	$—	$35
Other financial instruments in liability positions(b)	Accrued expenses and other current liabilities	$2	$—

(a) The financial instruments as of December 31, 2021 primarily used the Company’s stock price as an observable input (level 2) in determining fair value.
(b) There is a cash premium of $4 million at September 30, 2022 associated with one of these financial instruments, which is included in “Prepayments and other current assets” in the condensed consolidated balance sheets, and none at December 31, 2021.

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

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI” or “OCL”) and makes reclassifying adjustments into “Cost of sales (exclusive of depreciation and amortization)” within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $58 million and $34 million at September 30, 2022 and December 31, 2021. Substantially all of the commodity price hedge contracts mature within one year.

The Company calculates the fair value of its commodity contracts using commodity forward rates (level 2), to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of these derivative instruments at September 30, 2022 and December 31, 2021 is not considered material to the condensed consolidated financial statements.

Net Investment Hedge — Foreign Currency Borrowings
On March 17, 2021, all of the outstanding foreign currency borrowings designated as a net investment hedge were discharged, as a result, there were no outstanding foreign currency denominated borrowings designated as a net investment hedge at September 30, 2022 and December 31, 2021. The Company’s debt instruments are discussed further in Note 8, “Debt and Other Financing Arrangements”.

The following table represents the amount of gain (loss) recognized in accumulated other comprehensive income (loss) before any reclassifications into net income (loss) for derivative and non-derivative instruments designated as hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commodity price hedge contracts designated as cash flow hedges	$(6)	$—	$(13)	$1
Foreign currency borrowings designated as a net investment hedge	$—	$—	$—	$11

The Company estimates approximately $12 million included in accumulated OCI or OCL at September 30, 2022 will be reclassified into net income (loss) within the following twelve months. Refer to Note 13, “Shareholders’ Equity” for further information.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets, which may be written down to fair value as a result of impairment. There were no fair value estimates on a nonrecurring basis during the nine months ended September 30, 2022 and 2021.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Financial Instruments Not Carried at Fair Value
The estimated fair value of the Company’s outstanding debt is as follows:

		September 30, 2022		December 31, 2021
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$4,873	$4,888	$4,998	$5,060

The fair value of the Company’s public senior notes and private borrowings under its New Credit Facility, as subsequently defined in Note 8, “Debt and Other Financing Arrangements”, is based on observable inputs, and any borrowings on the revolving credit facility approximate fair value. The Company also had $118 million and $77 million at September 30, 2022 and December 31, 2021 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

8. Debt and Other Financing Arrangements

Long-Term Debt
A summary of the Company’s long-term debt obligations is set forth in the following table:

	September 30, 2022		December 31, 2021
	Principal	Carrying Amount (a)	Principal	Carrying Amount (a)
Credit Facilities
Revolver Borrowings
Due 2023	$39	$39	$—	$—
Term Loans
LIBOR plus 2.00% Term Loan A due 2019 through 2023(b)	1,275	1,271	1,403	1,396
LIBOR plus 3.00% Term Loan B due 2019 through 2025	1,636	1,602	1,649	1,606
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	224	225	223
$500 million of 5.000% Senior Notes due 2026	500	496	500	496
Senior Secured Notes
$500 million of 7.875% Senior Secured Notes due 2029	500	491	500	490
$800 million of 5.125% Senior Secured Notes due 2029	800	789	800	787
Other debt, primarily foreign instruments	25	25	26	26
		4,937		5,024
Less - maturities classified as current		1,334		6
Total long-term debt		$3,603		$5,018

(a)Carrying amount is net of unamortized debt issuance costs and debt discounts of $63 million and $79 million at September 30, 2022 and December 31, 2021.
(b)The interest rate on Term Loan A at December 31, 2021 was LIBOR plus 1.75%.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Short-Term Debt
The Company’s short-term debt consists of the following:

	September 30, 2022	December 31, 2021
Revolver borrowings	$39	$—
LIBOR plus 2.00% Term Loan A	1,271	—
LIBOR plus 3.00% Term Loan B	17	—
Other debt	7	6
Maturities classified as current	1,334	6
Short-term borrowings(a)	93	51
Total short-term debt	$1,427	$57

(a)Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

Credit Facilities
Financing Arrangements
The Company has a senior credit facility under the credit agreement dated October 1, 2018 (as amended, restated, supplemented or otherwise modified, the “New Credit Facility”) that provides $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility (“Term Loan A”) and a seven-year $1.7 billion term loan B facility (“Term Loan B”). At September 30, 2022, the Company had $39 million outstanding borrowings on its revolving credit facility.

During the fourth quarter of 2021, the Company issued a $42 million letter of credit under its revolving credit facility and such letter of credit is included in the $69 million of total outstanding letters of credit at September 30, 2022, which reduces the available borrowings under its revolving credit facility. The letter of credit supports a 1.7 billion Mexican peso (approximately $84 million using exchange rates at September 30, 2022) surety bond issued to the Mexican tax authority. The surety bond is required in order for the Company to enter into the judicial process to appeal a tax assessment and covers the amount of the assessment plus interest. The Company does not believe it is probable it will have to pay the assessment or related interest. The Company also received a second assessment during the fourth quarter of 2021 from the Mexican tax authority of 0.6 billion Mexican peso (approximately $29 million using the exchange rate at September 30, 2022) for a separate matter, which has not required the issuance of a surety bond at this time. The Company does not believe it is probable it will have to pay this second assessment or related interest.

At September 30, 2022 and December 31, 2021, the unamortized debt issuance costs related to the revolver of $6 million and $11 million are included in “Prepayments and other current assets” and “Other assets” in the condensed consolidated balance sheets.

Credit Facility
New Credit Facility — Interest Rates
At September 30, 2022, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which the Company’s consolidated net leverage ratio (as defined in the New Credit Facility) is less than 4.50 to 1 and greater than or equal to 3.00 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

The New Credit Facility prescribes for an alternative method of determining interest rates in the event LIBOR is not available.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

New Credit Facility — Other Terms and Conditions
The third amendment dated May 5, 2020 (“Third Amendment”) of the Company’s New Credit Facility provided relief from the financial maintenance covenants for the revolving credit facility and Term Loan A facility subject to the non-occurrence of certain covenant reset triggers as more fully described in its 2021 Form 10-K. There has been no covenant reset trigger, or covenant reset certificate delivered. Accordingly, the financial ratio required at September 30, 2022 under the New Credit Facility was changed to a consolidated net leverage ratio from a senior secured net leverage ratio at December 31, 2021.

Further information on interest rates, fees, and other terms and conditions of the New Credit Facility is included in the Company’s 2021 Form 10-K.

At September 30, 2022, the Company was in compliance with all the financial covenants of the New Credit Facility.

Senior Notes
Further information on the terms and conditions of the Senior Unsecured Notes and Senior Secured Notes is included in the Company’s 2021 Form 10-K.

At September 30, 2022, the Company was in compliance with all of its financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

On June 27, 2022, Merger Sub commenced cash tender offers (collectively, the “Tender Offer”) to purchase any and all of the Company’s outstanding 5.125% Senior Secured Notes due 2029 (the “5.125% Notes”) and 7.875% Senior Secured Notes due 2029 (the “7.875% Notes” and together with the 5.125% Notes, the “Senior Secured Notes”). In connection with the Tender Offer, Merger Sub also solicited the consents of holders of each series of Senior Secured Notes to certain proposed amendments (the “Proposed Amendments”) to the respective indenture governing each series of Senior Secured Notes (collectively, the “Consent Solicitation”). The purpose of the Consent Solicitation and the Proposed Amendments is to eliminate the requirement to make a “change of control offer” for the Senior Secured Notes in connection with the Merger and make certain other customary changes for a privately-held company to the “change of control” provisions in the indentures governing the Senior Secured Notes. The Proposed Amendments require the consent of a majority of each series of Senior Secured Notes to amend the respective indenture.

On July 13, 2022, Merger Sub announced that it had received tenders and the requisite consents from each series of Senior Secured Notes. Having received the requisite consents from the holders of each series of Secured Notes to the Proposed Amendments to the indenture governing such series of Senior Secured Notes, the Company, the subsidiary guarantors party thereto, and the trustee entered into a supplemental indenture to each indenture governing the Senior Secured Notes to effect the Proposed Amendments. Each supplemental indenture provides that the Proposed Amendments will not become operative unless and until the 5.125% Notes or the 7.875% Notes, as applicable, representing at least a majority in aggregate principal amount of the respective series of Senior Secured Notes are accepted for purchase by Merger Sub pursuant to the terms of the Tender Offer and Consent Solicitation, which the Company expects will be shortly prior to the consummation of the Merger. As of the date of this report, according to information provided by Global Bondholder Services Corporation, the information and tender agent for the Tender Offer, Merger Sub has received tenders and consents from holders of more than 99% of the total outstanding principal amount of the 5.125% Notes, and tenders and consents from holders of more than 98% of the total outstanding principal amount of the 7.875% Notes. Consummation of the Tender Offer and payment for the Senior Secured Notes validly tendered pursuant to the Tender Offer are subject to the satisfaction or waiver by Merger Sub of certain conditions, including, but not limited to, the consummation of the Merger and a financing condition. Merger Sub has extended, and has announced publicly that it intends to further extend, the expiration date for the Tender Offer so that the settlement date for the Tender Offer will coincide with the closing of the Merger, which it expects to occur in the fourth quarter of 2022.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
On September 7, 2022, the Company issued a notice of its intention to redeem, and on October 6, 2022 the Company rescinded that notice and issued a new notice of its intention to redeem, all of its outstanding 5.375% Senior Notes due 2024 (the “2024 Unsecured Notes”) and all of its outstanding 5.000% Senior Notes due 2026 (the “2026 Unsecured Notes” and, together with the 2024 Unsecured Notes, the “Senior Unsecured Notes”) on November 7, 2022 (such date, as it may be extended, the “redemption date”), subject to the satisfaction of certain conditions. The redemption price for the 2024 Unsecured Notes will be equal to 100.896% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the redemption date. The redemption price for the 2026 Unsecured Notes will be equal to 101.667% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the redemption date. The obligation of the Company to redeem the Senior Unsecured Notes and pay the applicable redemption price on the redemption date is conditioned on the consummation of the Merger and a financing condition, and the redemption date may be delayed until each of the Merger condition and the financing condition has been satisfied or waived by the Company. If either the Merger condition or the financing condition is not satisfied or waived, the Company may elect to rescind the notice of redemption and terminate the redemption for the Senior Unsecured Notes.

On March 3, 2021, the Company provided notice of its intention to redeem all of the outstanding 5.000% euro denominated senior secured notes due July 15, 2024 and all of the outstanding floating rate euro denominated senior secured notes due April 15, 2024 (collectively, the “Euro Secured Notes”). On March 17, 2021, using the net proceeds from the offering of 5.125% Notes, together with cash on hand, the Company satisfied and discharged each of the indentures governing the Euro Notes in accordance with their terms. As a result, the Company recorded a gain on extinguishment of debt of $8 million for the nine months ended September 30, 2021.

Other Debt
Other debt consists primarily of subsidiary debt and finance lease obligations.

Factoring Arrangements
At September 30, 2022 and December 31, 2021, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.1 billion and $1.0 billion, of which $0.5 billion and $0.5 billion related to accounts receivable where the Company has continuing involvement. In addition, the deferred purchase price receivable was $53 million and $51 million at September 30, 2022 and December 31, 2021.

For the three months ended September 30, 2022 and 2021, proceeds from the factoring of accounts receivable qualifying as sales were $1.4 billion and $1.2 billion, of which $0.9 billion and $0.8 billion were received on accounts receivable where the Company had continuing involvement. For the nine months ended September 30, 2022 and 2021, proceeds from the factoring of accounts receivable qualifying as sales were $4.5 billion and $3.8 billion, of which $3.3 billion and $2.9 billion were received on accounts receivable where the Company had continuing involvement.

For the three months ended September 30, 2022 and 2021, the Company’s financing charges associated with the factoring of receivables were $10 million and $5 million. For the nine months ended September 30, 2022 and 2021, the Company’s financing charges associated with the factoring of receivables were $24 million and $14 million. These financing charges are included in “Interest expense” in the condensed consolidated statements of income (loss).

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

Components of net periodic benefit costs (credits) are as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	2022	2021
Service cost	$—	$6	$—	$8	$—	$—
Interest cost	9	5	9	4	1	1
Expected return on plan assets	(14)	(4)	(17)	(4)	—	—
Net amortization:
Actuarial loss	1	1	3	1	1	1
Prior service cost (credit)	—	—	—	—	(3)	(2)
Net pension and postretirement costs (credits)	$(4)	$8	$(5)	$9	$(1)	$—

	Nine Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	2022	2021
Service cost	$1	$19	$1	$21	$—	$—
Interest cost	26	15	24	13	4	4
Expected return on plan assets	(43)	(11)	(49)	(12)	—	—
Net amortization:
Actuarial loss	5	3	9	6	1	2
Prior service cost (credit)	—	—	—	—	(9)	(7)
Net pension and postretirement costs (credits)	$(11)	$26	$(15)	$28	$(4)	$(1)

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

For the three months ended September 30, 2022, the Company recorded an income tax expense of $67 million on income from continuing operations before income taxes of $39 million. This compares to an income tax expense of $34 million on income from continuing operations before income taxes of $59 million in the three months ended September 30, 2021. Income tax expense for the three months ended September 30, 2022 differs from the U.S. statutory rate due primarily to pre-tax income that is taxed at rates higher than the U.S. statutory rate and pre-tax losses for which no tax benefit is recognized.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
For the nine months ended September 30, 2022, the Company recorded income tax expense of $140 million on loss from continuing operations before income taxes of $11 million. This compares to an income tax expense of $122 million on income from continuing operations before income taxes of $251 million in the nine months ended September 30, 2021. Income tax expense for the nine months ended September 30, 2022 differs from the U.S. statutory rate due primarily to pre-tax income that is taxed at rates higher than the U.S. statutory rate and pre-tax losses for which no tax benefit is recognized. In addition, a $7 million non-cash benefit related to the release of a valuation allowance was recognized during the nine months ended September 30, 2022.

Income tax expense for the three and nine months ended September 30, 2021 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates higher than U.S. statutory rate and pre-tax losses with no tax benefits, partially offset by a non-cash tax benefit of $12 million relating to the reversal of valuation allowances.

The Company believes it is reasonably possible up to $38 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. Based on its current analysis of the provisions, the Company does not believe this legislation will have a material effect on its consolidated financial statements.

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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. At September 30, 2022, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
The Company’s estimated share of environmental remediation costs for all these sites is recognized in the condensed consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021
Accrued expenses and other current liabilities	$9	$8
Deferred credits and other liabilities	19	23
	$28	$31

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

At September 30, 2022 and December 31, 2021, the Company has indemnifications in place on certain of these environmental reserves, which are not considered material to the condensed consolidated financial statements.

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

The Company’s ARO liabilities in the condensed consolidated balance sheets are as follows:

	September 30, 2022	December 31, 2021
Accrued expenses and other current liabilities(a)	$11	$10
Deferred credits and other liabilities	3	4
	$14	$14

(a) Includes liabilities held for sale for $8 million and $9 million at September 30, 2022 and December 31, 2021. Refer to Note 2, “Basis of Presentation”, for additional information on assets and liabilities held for sale.

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

The following represents the changes in the Company’s warranty accrual accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$66	$72	$69	$62
Accruals and revisions to estimates	1	8	27	40
Settlements	(12)	(12)	(39)	(34)
Foreign currency	(2)	(1)	(4)	(1)
Balance at end of period	$53	$67	$53	$67

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
12. Share-Based Compensation

Share-based compensation expense is included in “Selling, general, and administrative” in the condensed consolidated statements of income (loss). Total share-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash-settled share-based compensation expense	$10	$2	$39	$18
Share-settled share-based compensation expense	5	9	17	18
	$15	$11	$56	$36

Cash-Settled Awards
The Company grants restricted stock units (“RSUs”) and performance share units (“PSUs”) to certain key employees that are payable in cash. These awards are classified as liabilities, and are valued based on the fair value of the award at the grant date, and then remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until the date of settlement. Additionally, compensation expense for PSUs is recognized ratably over the requisite service period if it is probable the performance target related to the PSUs will be achieved and subsequently adjusted if this probability assessment changes. The PSUs have the potential to pay out between zero and 200%, based on performance target achievement.

The following table reflects the number of cash-settled share-based units outstanding:

	September 30, 2022	December 31, 2021
RSUs	1,188,372	1,451,422
PSUs	4,376,689	2,951,316
	5,565,061	4,402,738

The following table reflects the cash-settled share-based liabilities:

	September 30, 2022	December 31, 2021
Cash-settled share-based RSU liability	$15	$6
Cash-settled share-based PSU liability	36	10
	$51	$16

At September 30, 2022, $36 million in unrecognized costs on the cash-settled awards is expected to be recognized over a weighted average period of approximately two years.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table reflects the changes in share-settled RSUs and share-settled PSUs for the nine months ended September 30, 2022:

	Share-Settled RSUs		Share-Settled PSUs
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	3,117,058	$13.94	328,296	$24.72
Granted	2,520,753	10.52	—	—
Vested	(1,372,513)	17.62	(276,316)	24.72
Forfeited	(153,922)	12.02	(51,980)	24.72
Nonvested balance at end of period	4,111,376	$10.41	—	$—

At September 30, 2022, $28 million in unrecognized costs on the share-settled awards is expected to be recognized over a weighted average period of approximately two years.

13. Shareholders’ Equity

Common Stock
Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A Voting Common Stock (“Class A Common Stock”) at September 30, 2022 and December 31, 2021. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Non-Voting Common Stock (“Class B Common Stock”) at September 30, 2022 and December 31, 2021.

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock		Class B Common Stock
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares issued at beginning of period	96,713,188	75,714,163	—	20,308,454
Issued pursuant to benefit plans	1,799,929	942,957	—	—
Withheld for taxes pursuant to benefit plans	(427,901)	(302,066)	—	—
Class B common stock converted to Class A common stock	—	20,308,454	—	(20,308,454)
Shares issued at end of period	98,085,216	96,663,508	—	—

Treasury stock	14,592,888	14,592,888	—	—
Total shares outstanding	83,492,328	82,070,620	—	—

Class B Common Stock Conversion
During the nine months ended September 30, 2021, Icahn Enterprises L.P. (“IEP”) and its affiliates converted all of its remaining 20,308,454 shares of the Company’s Class B Common Stock into 20,308,454 shares of Class A Common Stock.

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at September 30, 2022 and December 31, 2021. No shares of preferred stock were issued or outstanding at those dates.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
The following represents the Company’s changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency translation adjustments:
Balance at beginning of period	$(656)	$(383)	$(471)	$(395)
Other comprehensive income (loss) before reclassifications adjustments	(213)	(74)	(398)	(62)
Balance at end of period	(869)	(457)	(869)	(457)

Defined benefit plans:
Balance at beginning of period	(126)	(347)	(126)	(353)
Reclassification from other comprehensive income (loss)	—	3	—	10
Income tax benefit (provision)	—	—	—	(1)
Balance at end of period	(126)	(344)	(126)	(344)

Cash flow hedges:
Balance at beginning of period	(8)	1	2	4
Other comprehensive income (loss) before reclassifications	(6)	—	(13)	1
Reclassification from other comprehensive income (loss)	2	(1)	(2)	(5)
Income tax benefit (provision)	—	—	1	—
Balance at end of period	(12)	—	(12)	—

Accumulated other comprehensive loss at end of period	$(1,007)	$(801)	$(1,007)	$(801)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	$(25)	$(5)	$(50)	$(7)

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

Segment results are as follows:

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Reclass & Elims	Total
Three Months Ended September 30, 2022
Revenues from external customers	$723	$849	$2,335	$1,024	$4,931	$—	$4,931
Intersegment revenues	$10	$18	$4	$40	$72	$(72)	$—
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$3	$—	$(1)	$1	$3	$—	$3
Three Months Ended September 30, 2021
Revenues from external customers	$769	$686	$1,936	$941	$4,332	$—	$4,332
Intersegment revenues	$8	$23	$4	$52	$87	$(87)	$—
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$2	$1	$—	$7	$10	$—	$10
Nine Months Ended September 30, 2022
Revenues from external customers	$2,174	$2,433	$6,575	$3,063	$14,245	$—	$14,245
Intersegment revenues	$30	$60	$14	$131	$235	$(235)	$—
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$11	$(1)	$(1)	$16	$25	$—	$25
Nine Months Ended September 30, 2021
Revenues from external customers	$2,282	$2,188	$6,084	$3,092	$13,646	$—	$13,646
Intersegment revenues	$27	$72	$14	$146	$259	$(259)	$—
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$9	$2	$—	$36	$47	$—	$47

Segment EBITDA including noncontrolling interests and the reconciliation to earnings (loss) before interest expense, income taxes, and noncontrolling interests are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
EBITDA including noncontrolling interests by segment:
Motorparts	$73	$111	$229	$280
Performance Solutions	41	42	67	117
Clean Air	131	138	338	430
Powertrain	90	71	198	280
Total reportable segments	335	362	832	1,107
Corporate	(66)	(90)	(182)	(204)
Depreciation and amortization	(140)	(147)	(429)	(447)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	129	125	221	456
Interest expense	(90)	(66)	(232)	(205)
Income tax (expense) benefit	(67)	(34)	(140)	(122)
Net income (loss)	$(28)	$25	$(151)	$129

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

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company’s key growth strategies. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended September 30, 2022
OE - Substrate	$—	$—	$1,295	$—	$1,295
OE - Value add	—	830	1,040	1,024	2,894
Aftermarket	723	19	—	—	742
Total	$723	$849	$2,335	$1,024	$4,931
Three Months Ended September 30, 2021
OE - Substrate	$—	$—	$1,039	$—	$1,039
OE - Value add	—	668	897	941	2,506
Aftermarket	769	18	—	—	787
Total	$769	$686	$1,936	$941	$4,332
Nine Months Ended September 30, 2022
OE - Substrate	$—	$—	$3,517	$—	$3,517
OE - Value add	—	2,371	3,058	3,063	8,492
Aftermarket	2,174	62	—	—	2,236
Total	$2,174	$2,433	$6,575	$3,063	$14,245
Nine Months Ended September 30, 2021
OE - Substrate	$—	$—	$3,208	$—	$3,208
OE - Value add	—	2,133	2,876	3,092	8,101
Aftermarket	2,282	55	—	—	2,337
Total	$2,282	$2,188	$6,084	$3,092	$13,646

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Reportable Segments
By Geography	Motorparts	Performance Solutions	Clean Air	Powertrain	Total
Three Months Ended September 30, 2022
North America	$451	$275	$1,105	$356	$2,187
Europe, Middle East, Africa and South America	218	325	583	489	1,615
Asia Pacific	54	249	647	179	1,129
Total	$723	$849	$2,335	$1,024	$4,931
Three Months Ended September 30, 2021
North America	$475	$218	$762	$300	$1,755
Europe, Middle East, Africa and South America	237	286	503	464	1,490
Asia Pacific	57	182	671	177	1,087
Total	$769	$686	$1,936	$941	$4,332
Nine Months Ended September 30, 2022
North America	$1,352	$784	$2,974	$1,034	$6,144
Europe, Middle East, Africa and South America	660	996	1,889	1,522	5,067
Asia Pacific	162	653	1,712	507	3,034
Total	$2,174	$2,433	$6,575	$3,063	$14,245
Nine Months Ended September 30, 2021
North America	$1,430	$681	$2,425	$944	$5,480
Europe, Middle East, Africa and South America	687	965	1,824	1,575	5,051
Asia Pacific	165	542	1,835	573	3,115
Total	$2,282	$2,188	$6,084	$3,092	$13,646

15. Related Party Transactions

IEP no longer owns 5% or more of the Company’s Class A Common Stock. During the second quarter of 2021, IEP and its subsidiaries, including Icahn Automotive Group LLC, were no longer considered related parties of the Company. The Company’s net sales with Icahn Automotive Group LLC, which represent net sales with IEH Auto Parts LLC and Pep Boys—Manny, Moe & Jack, were $71 million for the six months ended June 30, 2021. The Company also had royalty and other income (expense) with Icahn Automotive Group LLC and PSC Metals of $2 million for the six months ended June 30, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Tenneco”, the “Company”, “we”, “us”, and “our” refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of September 30, 2022 financial results are to September 30, 2021 financial results.

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

The Company’s Board of Directors and the sole member or board of directors, as applicable, of Parent and Merger Sub have each unanimously approved the Merger and the Merger Agreement. On June 7, 2022, the Company’s stockholders approved the Merger and Merger Agreement, and the closing of the Merger is subject to various conditions, including (i) the absence of any order, injunction or other legal or regulatory restraint making illegal, enjoining or otherwise prohibiting the closing of the Merger; (ii) the receipt of clearances and/or approvals under applicable foreign competition and/or other laws; (iii) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications; and (iv) compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement under clause (b) of such definition). The closing of the Merger is not subject to a financing condition, and Parent has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement.

All conditions to closing under the Merger Agreement with respect to antitrust and/or foreign direct investment laws have been satisfied or waived in accordance with the terms and conditions of the Merger Agreement. Parent, Merger Sub, and Tenneco expect to consummate the Merger in the middle of November 2022 promptly after the completion of certain debt financing activities by the Buyer and its debt financing sources that are contemplated by the Merger Agreement. Until the closing, the Company will continue to operate as an independent company.

The Company has incurred and will incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments.

Financial Results for the Nine Months Ended September 30, 2022
Consolidated revenues were $14,245 million, an increase of $599 million, or 4%, for the nine months ended September 30, 2022. Higher sales volume of $569 million and the net favorable effects of other, which includes recoveries of commodity price increases, of $637 million caused an increase in consolidated revenue, which was partially offset by the unfavorable effects of foreign currency exchange of $607 million.

Cost of sales were $12,663 million, an increase of $853 million, or 7%, for the nine months ended September 30, 2022. The primary driver of the increase is the unfavorable effects of materials sourcing of $666 million, the net effects of higher sales volume and unfavorable mix of $617 million, and the net unfavorable effects of other costs of $137 million. These were partially offset by the favorable effects of foreign currency exchange of $527 million and a decrease of $40 million in a non-cash write-down of inventory that the Motorparts segment recognized in connection with its initiative to rationalize its supply chain and distribution network as compared to the nine months ended September 30, 2021.

Results for the nine months ended September 30, 2022 was a net loss of $151 million as compared to net income of $129 million for the nine months ended September 30, 2021. Contributing to the change from net income to a net loss are the following:
•a decrease in equity in earnings (losses) of nonconsolidated affiliates, net of tax of $22 million, primarily attributable to the decrease in equity in earnings of nonconsolidated affiliates located in Turkey and China;
•a non-cash gain on extinguishment of debt of $8 million that was recognized for the nine months ended September 30, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024;
•an increase in interest expense of $27 million primarily due to higher average interest rates on variable debt, higher average outstanding borrowings on the revolver, along with overall higher interest rates on our senior secured notes, and an increase of $10 million in financing charges on sales of accounts receivable primarily driven by higher factoring balances and higher average interest rates. The increase was partially offset by the effect of lower average outstanding borrowing on term loans; and
•an increase in income tax expense of $18 million primarily due to the effects of pre-tax income that is taxed at rates higher than the U.S. statutory rate and a disproportionate share of pre-tax losses in jurisdictions with valuation allowances for which no tax benefit is recognized, as well as a $7 million non-cash benefit related to the release of a valuation allowance during the nine months ended September 30, 2022.

These unfavorable effects were partially offset by:
•a decrease in selling, general, and administrative expenses of $36 million, primarily attributable to the favorable effects of foreign currency exchange and the effects of lower net compensation and employee benefits, partially offset by higher strategic and transaction related costs; and
•a decrease in depreciation and amortization of $18 million, primarily attributable to the favorable effects of foreign currency exchange.

Recent Trends and Market Conditions
Recent events affecting our business include the COVID-19 global pandemic (including the implementation of government lockdowns in China), the semiconductor shortage, the Russia and Ukraine conflict, other supply chain challenges, and the effects of inflation, commodity cost increases and rising interest rates on the overall macroeconomic environment. We do not have significant operations in Russia or Ukraine compared to our global operations, but our operations in these regions have been disrupted due to the conflict. Sales from our Russian subsidiaries and sales into Russia and Ukraine from our global subsidiaries were less than 1% of our consolidated “Net sales and operating revenue” for the year ended December 31, 2021.

We use various raw materials, including steel and other metals. We obtain steel from a number of sources pursuant to various contractual and other arrangements. Due to recent supply chain constraints within the automotive industry, which may be exacerbated by the conflict in Ukraine, we may encounter difficulty in obtaining steel and other commodities, including energy, at current contractual prices and as a result may incur higher costs to procure these items. In addition, the automotive industry continues to face a shortage of semiconductors, which has led to production disruptions globally and created operating challenges for the automotive supplier base. We expect industry production to remain volatile for the foreseeable future and, sustained unfavorable commodity prices, volatility in commodity prices or changes in markets for a given commodity could negatively affect our operations.

We are experiencing other supply chain challenges, along with the effects of inflation on commodities, including raw materials and energy, other purchases, and labor. Further, unfavorable conditions such as a general slowdown of the global or U.S. economy, uncertainty and volatility in the financial markets, or additional inflationary factors, commodity cost increases, and rising interest rates could result in higher operating expenses and project costs for us.

Additionally, the Russia and Ukraine conflict and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope (including reduced availability and increased costs for energy and raw materials, among other things) could disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations.

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

Global vehicle production levels
Global light vehicle production levels (According to IHS Markit, October, 2022)
For the three months ended September 30, 2022, global light vehicle production was up across all major markets in which we operate by 27% overall compared to the same period in the prior year. Global light vehicle production in the three months ended September 30, 2021 experienced significant disruptions due to semiconductor shortages and created a favorable year-over-year growth comparison. Light vehicle production levels were up in South America by 33%, India by 33%, China by 31%, North America by 24%, and Europe by 20%.

For the nine months ended September 30, 2022, global light vehicle production was up 7% overall compared to the same period in the prior year. Light vehicle production levels were up 24% in India, 11% in North America, 10% in South America, and 11% in China, which was partially offset by a production level decrease of 3% in Europe.

Global commercial truck production levels (According to IHS Markit, August, 2022)
For the three months ended September 30, 2022, global commercial truck production increased 10% as compared to the same period in the prior year. Production levels were up 26% in India, 14% in North America, 12% in China, and 6% in Europe. Brazil production was flat compared to the same period in prior year.

For the nine months ended September 30, 2022, global commercial truck production decreased 19% as compared to the same period in the prior year. Production declined by 44% in China, 4% in Brazil, and 3% in Europe, while production levels were up 26% in India and 15% in North America. The significant production decline in China is primarily due to the effects of COVID-19, supply chain challenges and the difficult growth comparisons in the first quarter of 2022.

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

RESULTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2022 compared to the Three and Nine Months Ended September 30, 2021
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations.

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change(1)	2022	2021	$ Change	% Change(1)
	(millions, except percent and per share amounts)
Revenues
Net sales and operating revenues	$4,931	$4,332	$599	14%	$14,245	$13,646	$599	4%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	4,388	3,776	(612)	(16)%	12,663	11,810	(853)	(7)%
Selling, general, and administrative	219	240	21	9%	728	764	36	5%
Depreciation and amortization	140	147	7	5%	429	447	18	4%
Engineering, research, and development	71	71	—	—%	220	216	(4)	(2)%
Restructuring charges, net and asset impairments	3	(4)	(7)	175%	45	48	3	6%
	4,821	4,230	(591)	(14)%	14,085	13,285	(800)	(6)%
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	3	4	(1)	(25)%	9	10	(1)	(10)%
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	3	10	(7)	(70)%	25	47	(22)	(47)%
Gain (loss) on extinguishment of debt	—	—	—	—%	—	8	(8)	(100)%
Other income (expense), net	13	9	4	44%	27	30	(3)	(10)%
	19	23	(4)	(17)%	61	95	(34)	(36)%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	129	125	4	3%	221	456	(235)	(52)%
Interest expense	(90)	(66)	(24)	(36)%	(232)	(205)	(27)	(13)%
Earnings (loss) before income taxes and noncontrolling interests	39	59	(20)	(34)%	(11)	251	(262)	(104)%
Income tax (expense) benefit	(67)	(34)	(33)	(97)%	(140)	(122)	(18)	(15)%
Net income (loss)	(28)	25	(53)	n/m	(151)	129	(280)	n/m
Less: Net income (loss) attributable to noncontrolling interests	16	10	(6)	(60)%	52	59	7	12%
Net income (loss) attributable to Tenneco Inc.	$(44)	$15	$(59)	n/m	$(203)	$70	$(273)	n/m
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(0.53)	$0.17			$(2.44)	$0.85
Weighted average shares outstanding	83.7	82.3			83.5	82.2
Diluted earnings (loss) per share:
Earnings (loss) per share	$(0.53)	$0.17			$(2.44)	$0.83
Weighted average shares outstanding	83.7	84.1			83.5	83.5

(1) Percentages above denoted as “n/m” are not meaningful to present in the table.

Revenues
Three-months ended: Revenues increased by $599 million, or 14%, as compared to the three months ended September 30, 2021. The primary drivers of the increase are higher sales volume of $657 million and the net favorable effects of other, which includes recoveries of commodity price increases, of $218 million. These favorable effects were partially offset by the unfavorable effects of foreign currency exchange of $276 million.

The table below reflects consolidated revenues for the three months ended September 30, 2022 and 2021 (amounts in millions):

Three months ended September 30, 2021	$4,332
Drivers in the change of organic revenues:
Volume and mix	657
Currency exchange rates	(276)
Others	218
Three months ended September 30, 2022	$4,931
Nine-months ended: The following table lists the primary drivers behind the change in revenues for the nine months ended September 30, 2022 and 2021 (amounts in millions):

Nine months ended September 30, 2021	$13,646
Drivers in the change of organic revenues:
Volume and mix	569
Currency exchange rates	(607)
Others	637
Nine months ended September 30, 2022	$14,245

Cost of sales
Three-months ended: Cost of sales increased by $612 million, or 16%, as compared to the three months ended September 30, 2021. The primary drivers of the increase are the net effects of higher sales volume and unfavorable mix of $592 million, the unfavorable effects of materials sourcing of $173 million, and the net unfavorable effects of other costs of $72 million, partially offset by favorable effects of foreign currency exchange of $225 million as compared to the three months ended September 30, 2021.

The table below reflects consolidated cost of sales for the three months ended September 30, 2022 and 2021 (amounts in millions):

Three months ended September 30, 2021	$3,776
Drivers in the change of organic cost of sales:
Volume and mix	592
Materials sourcing	173
Currency exchange rates	(225)
Others	72
Three months ended September 30, 2022	$4,388
Nine-months ended: The following table lists the primary drivers behind the change in cost of sales for the nine months ended September 30, 2022 and 2021 (amounts in millions):

Nine months ended September 30, 2021	$11,810
Drivers in the change of organic cost of sales:
Volume and mix	617
Materials sourcing	666
Currency exchange rates	(527)
Inventory write-down	(40)
Others	137
Nine months ended September 30, 2022	$12,663

Selling, general, and administrative (SG&A)
Three-months ended: SG&A decreased by $21 million to $219 million compared to $240 million for the three months ended September 30, 2021. The decrease was primarily attributable to the favorable effects of foreign currency exchange and due to lower net compensation and employee benefits during the three months ended September 30, 2022, partially offset by an increase in SG&A related to strategic and transaction costs.
Nine-months ended: SG&A decreased by $36 million to $728 million compared to $764 million for the nine months ended September 30, 2021. The decrease was primarily attributable to the favorable effects of foreign currency exchange and due to lower net compensation and employee benefits during the nine months ended September 30, 2022, partially offset by an increase in SG&A related to strategic and transaction costs.

Depreciation and amortization
Three-months ended: Depreciation and amortization decreased by $7 million to $140 million as compared to $147 million for the three months ended September 30, 2021, primarily attributable to the favorable effects of foreign currency exchange.
Nine-months ended: Depreciation and amortization decreased by $18 million to $429 million as compared to $447 million for the nine months ended September 30, 2021, primarily attributable to the favorable effects of foreign currency exchange.

Engineering, research, and development
Three-months ended: Engineering, research, and development was flat at $71 million as compared to the three months ended September 30, 2021.
Nine-months ended: Engineering, research, and development increased by $4 million to $220 million as compared to $216 million for the nine months ended September 30, 2021. The increase was due primarily to an increase in research and development activities during the nine months ended September 30, 2022, partially offset by the favorable effects of foreign currency exchange.

Restructuring charges, net and asset impairments
Three-months ended: Restructuring charges, net and asset impairments increased by $7 million to $3 million of net charges as compared to $4 million of net credits for the three months ended September 30, 2021. The increase was primarily attributable to an increase, including the effects of revisions in estimates, of $8 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant consolidations, relocations, and closures, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. There was also a decrease of $1 million in other non-restructuring asset impairments in the Motorparts segment as compared to the three months ended September 30, 2021.
Nine-months ended: Restructuring charges, net and asset impairments decreased by $3 million to $45 million as compared to $48 million for the nine months ended September 30, 2021. The decrease was primarily due to a decrease of $3 million for cash severance costs expected to be paid as part of global headcount and cost reduction actions across all segments and regions, including plant relocations and closure. Asset impairments were flat as compared to the nine months ended September 30, 2021. The decrease of $1 million in asset impairment charges related to restructuring actions for the Motorparts segment and decrease of $2 million in corporate in other non-restructuring asset impairments related to rights of use assets, were completely offset by the increase of $1 million in other non-restructuring asset impairments in the Motorparts segment and the increase in impairment charges related to assets held for sale of $2 million in the Powertrain segment as compared to the nine months ended September 30, 2021.

Non-service pension and postretirement benefit (costs) credits
Three-months ended: Non-service pension and postretirement benefit (costs) credits decreased by $1 million to a net credit of $3 million as compared to a net credit of $4 million for the three months ended September 30, 2021. The change was primarily attributable to higher interest costs resulting from higher discount rates along with a decrease in expected return on plan assets due to the decrease in long-term rate of return partially offset by the reduction in amortization expense.
Nine-months ended: Non-service pension and postretirement benefit (costs) credits decreased by $1 million to a net credit of $9 million as compared to a net credit of $10 million for the nine months ended September 30, 2021. The change was primarily attributable to higher interest costs resulting from higher discount rates along with a decrease in expected return on plan assets due to the decrease in long-term rate of return partially offset by the reduction in amortization expense.

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Three-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax decreased by $7 million as compared to the three months ended September 30, 2021. The decrease was primarily attributable to nonconsolidated affiliates located in Turkey and China.
Nine-months ended: Equity in earnings (losses) of nonconsolidated affiliates, net of tax decreased by $22 million as compared to the nine months ended September 30, 2021. The decrease was primarily attributable to the decrease in equity in earnings of nonconsolidated affiliates located in Turkey and China.

Gain (loss) on extinguishment of debt
Three-months ended: There was no gain (loss) on extinguishment of debt in either the three months ended September 30, 2022 or the three months ended September 30, 2021.
Nine-months ended: A non-cash gain on extinguishment of debt of $8 million was recognized for the nine months ended September 30, 2021 related to the discharge of the 4.875% euro floating rate notes due 2024 and 5.000% euro fixed rate notes due 2024.

Other income (expense), net
Three-months ended: Other income (expense), net increased by $4 million as compared to the three months ended September 30, 2021. The increase was primarily attributable to a lower anti-dumping charge recognized in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Nine-months ended: Other income (expense), net decreased by $3 million as compared to the nine months ended September 30, 2021. The decrease was primarily attributable to the losses recognized related to the sale of shares in an unconsolidated affiliate.

Interest expense
Three-months ended: Interest expense increased by $24 million as compared to the three months ended September 30, 2021. The increase was primarily due to higher average interest rates on variable debt, higher average outstanding borrowings on the revolver, and an increase of $5 million in financing charges on sales of accounts receivable primarily driven by higher factoring balances and higher average interest rates. The increase was partially offset by the effect of lower average outstanding borrowing on term loans.
Nine-months ended: Interest expense increased by $27 million to $232 million as compared to $205 million for the nine months ended September 30, 2021. The increase was primarily due to higher average interest rates on variable debt, higher average outstanding borrowings on the revolver, along with overall higher interest rates on our senior secured notes, and an increase of $10 million in financing charges on sales of accounts receivable primarily driven by higher factoring balances and higher average interest rates. The increase was partially offset by the effect of lower average outstanding borrowing on term loans.

Income tax (expense) benefit
Three-months ended: Income tax expense increased by $33 million to $67 million as compared to $34 million in the three months ended September 30, 2021. The increase was primarily due to the effects of pre-tax income that is taxed at rates higher than the U.S. statutory rate and a disproportionate share of pre-tax losses in jurisdictions with valuation allowances for which no tax benefit is recognized.
Nine-months ended: Income tax expense increased by $18 million to $140 million as compared to $122 million in the nine months ended September 30, 2021. The increase was primarily due to the effects of pre-tax income that is taxed at rates higher than the U.S. statutory rate and a disproportionate share of pre-tax losses in jurisdictions with valuation allowances for which no tax benefit is recognized, as well as a $7 million non-cash benefit related to the release of a valuation allowance during the nine months ended September 30, 2022.

Net income (loss)
Three-months ended: Results for the three months ended September 30, 2022 was a net loss of $28 million as compared to net income of $25 million for the three months ended September 30, 2021 primarily due to the aforementioned items.
Nine-months ended: Results for the nine months ended September 30, 2022 was a net loss of $151 million as compared to net income of $129 million for the nine months ended September 30, 2021 primarily due to the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
EBITDA including noncontrolling interests:
Motorparts	$73	$111	$229	$280
Performance Solutions	41	42	67	117
Clean Air	131	138	338	430
Powertrain	90	71	198	280
Corporate	(66)	(90)	(182)	(204)
Depreciation and amortization	(140)	(147)	(429)	(447)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	129	125	221	456
Interest expense	(90)	(66)	(232)	(205)
Income tax (expense) benefit	(67)	(34)	(140)	(122)
Net income (loss)	$(28)	$25	$(151)	$129

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

The table below reflects our segment revenues for the three months ended September 30, 2022 and 2021 (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Three months ended September 30, 2021	$769	$686	$897	$1,039	$1,936	$941	$4,332
Drivers in the change of organic revenues:
Volume and mix	(68)	170	146	318	464	91	657
Currency exchange rates	(34)	(54)	(55)	(62)	(117)	(71)	(276)
Others	56	47	52	—	52	63	218
Three months ended September 30, 2022	$723	$849	$1,040	$1,295	$2,335	$1,024	$4,931

The table below reflects our segment revenues for the nine months ended September 30, 2022 and 2021 (amounts in millions):

	Segment Revenue
			Clean Air
	Motorparts	Performance Solutions	Value-add Revenues	Substrate Sales	Total	Powertrain	Total
Nine months ended September 30, 2021	$2,282	$2,188	$2,876	$3,208	$6,084	$3,092	$13,646
Drivers in the change of organic revenues:
Volume and mix	(222)	238	124	428	552	1	569
Currency exchange rates	(73)	(122)	(119)	(119)	(238)	(174)	(607)
Others	187	129	177	—	177	144	637
Nine months ended September 30, 2022	$2,174	$2,433	$3,058	$3,517	$6,575	$3,063	$14,245

Segment Revenue
Motorparts
Three-months ended: Motorparts revenue decreased $46 million, or 6%, as compared to the three months ended September 30, 2021. Lower sales volume contributed $68 million to the decrease. In addition, foreign currency exchange had a $34 million unfavorable effect on Motorparts revenue, while other favorable effects, which includes recoveries of commodity price increases, increased revenue by $56 million.

Nine-months ended: Motorparts revenue decreased $108 million, or 5%, as compared to the nine months ended September 30, 2021. Lower sales volume contributed $222 million to the decrease. In addition, foreign currency exchange had a $73 million unfavorable effect on Motorparts revenue, while other favorable effects, which includes recoveries of commodity price increases, increased revenue by $187 million.

Performance Solutions
Three-months ended: Performance Solutions revenue increased $163 million, or 24%, as compared to the three months ended September 30, 2021. Higher sales volume contributed $170 million to the increase. In addition, other favorable effects, which includes recoveries of commodity price increases, increased revenue by $47 million, while foreign currency exchange had a $54 million unfavorable effect on Performance Solutions revenue.

Nine-months ended: Performance Solutions revenue increased $245 million, or 11%, as compared to the nine months ended September 30, 2021. Higher sales volume contributed $238 million to the increase. In addition, other favorable effects, which includes recoveries of commodity price increases, increased revenue by $129 million, while foreign currency exchange had a $122 million unfavorable effect on Performance Solutions revenue.

Clean Air
Three-months ended: Clean Air revenue increased $399 million, or 21%, as compared to the three months ended September 30, 2021. The increase was primarily due to the increase in value-add revenue of $143 million and the increase in substrate sales of $256 million. Overall for the Clean Air segment, the main driver of the value-add revenue increase was higher sales volume of $146 million, while other favorable effects, which includes recoveries of commodity price increases, increased value-add revenue by $52 million. These favorable effects were partially offset by the unfavorable foreign currency exchange effect on Clean Air value-add revenue of $55 million.

Nine-months ended: Clean Air revenue increased $491 million, or 8%, as compared to the nine months ended September 30, 2021. The increase was primarily due to the increase in value-add revenue of $182 million and the increase in substrate sales of $309 million. Overall for the Clean Air segment, the main driver of the value-add revenue increase was the net other favorable effects of $177 million, which includes recoveries of commodity price increases, and higher sales volume of $124 million. These favorable effects were partially offset by the unfavorable effect of foreign currency exchange of $119 million on Clean Air value-add revenue when compared to the prior year.

Powertrain
Three-months ended: Powertrain revenue increased $83 million, or 9%, as compared to the three months ended September 30, 2021. Higher sales volume contributed $91 million to the increase. In addition, other favorable effects, which includes recoveries of commodity price increases, increased revenue by $63 million, while foreign currency exchange had a $71 million unfavorable effect on Powertrain revenue.

Nine-months ended: Powertrain revenue decreased $29 million, or 1%, as compared to the nine months ended September 30, 2021. Foreign currency exchange had a $174 million unfavorable effect on Powertrain revenue, while other favorable effects, which includes recoveries of commodity price increases, increased revenue by $144 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021	2022 vs 2021 Change	2022 vs 2021 Change
Motorparts	$73	$111	$229	$280	$(38)	$(51)
Performance Solutions	$41	$42	$67	$117	$(1)	$(50)
Clean Air	$131	$138	$338	$430	$(7)	$(92)
Powertrain	$90	$71	$198	$280	$19	$(82)

Motorparts
Three-months ended: Motorparts EBITDA including noncontrolling interests decreased $38 million as compared to the three months ended September 30, 2021. The decrease is primarily attributable to the effects of unfavorable sales volume and mix, unfavorable operating performance, and the net unfavorable effects of foreign currency exchange, partially offset by lower SG&A costs, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Nine-months ended: Motorparts EBITDA including noncontrolling interests decreased $51 million as compared to the nine months ended September 30, 2021. The decrease is primarily attributable to unfavorable sales volume and mix, as well as unfavorable operating performance and the net unfavorable effects of foreign currency exchange, partially offset by favorable materials sourcing (net of recoveries) during the nine months ended September 30, 2022 as compared to prior year and a decrease in non-cash charge of $40 million that Motorparts segment recognized related to the write-down of inventory in connection with its initiative to rationalize its supply chain and distribution network.

Performance Solutions
Three-months ended: Performance Solutions EBITDA including noncontrolling interests decreased $1 million as compared to the three months ended September 30, 2021. The decrease is primarily attributable to unfavorable operating performance, higher SG&A costs and the increase in restructuring related costs of $6 million, partially offset by the effects of favorable sales volume and mix during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Nine-months ended: Performance Solutions EBITDA including noncontrolling interests decreased $50 million as compared to the nine months ended September 30, 2021. The decrease is primarily attributable to unfavorable operating performance, unfavorable materials sourcing (from supply chain challenges and commodity inflation, net of recoveries), higher SG&A costs, net unfavorable effects of foreign currency exchange, and the increase in restructuring related costs of $14 million, partially offset by the effects of favorable sales volume and mix during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Clean Air
Three-months ended: Clean Air EBITDA including noncontrolling interests decreased $7 million as compared to the three months ended September 30, 2021. The decrease is primarily attributable to unfavorable operating performance and the net unfavorable effects of foreign currency exchange, partially offset by favorable sales volume and favorable materials sourcing (net of recoveries), during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Nine-months ended: Clean Air EBITDA including noncontrolling interests decreased $92 million as compared to the nine months ended September 30, 2021. The decrease is primarily attributable to unfavorable operating performance and the net unfavorable effects of foreign currency exchange, partially offset by favorable sales volume during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Powertrain
Three-months ended: Powertrain EBITDA including noncontrolling interests increased $19 million as compared to the three months ended September 30, 2021. The increase is primarily attributable to favorable sales volume and favorable materials sourcing (net of recoveries), partially offset by the effects of unfavorable operating performance during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Nine-months ended: Powertrain EBITDA including noncontrolling interests decreased $82 million as compared to the nine months ended September 30, 2021. The decrease is primarily attributable to unfavorable sales volume and mix, unfavorable operating performance, and decrease in equity in earnings of nonconsolidated affiliates during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended September 30, 2022
Restructuring charges, net	$1	$(1)	$2	$2	$4	$(1)	$3
Restructuring related costs	—	6	—	—	6	1	7
Other costs (including strategic and transaction related)	—	—	—	—	—	17	17
Loss on sale of unconsolidated affiliate	—	2	—	—	2	—	2
Anti-dumping duty charge	1	—	—	—	1	—	1
Other	1	1	—	—	2	—	2
Total adjustments	$3	$8	$2	$2	$15	$17	$32

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Three Months Ended September 30, 2021
Restructuring charges, net	$(1)	$(5)	$(2)	$2	$(6)	$1	$(5)
Restructuring related costs	1	—	1	1	3	2	5
Other non-restructuring asset impairments	1	—	—	—	1	—	1
Other costs (including strategic and transaction related)	—	—	—	—	—	2	2
Loss on sale of unconsolidated affiliate	—	1	—	—	1	—	1
Anti-dumping duty charge	3	—	—	—	3	—	3
Total adjustments	$4	$(4)	$(1)	$3	$2	$5	$7

	Reportable Segments
	Motorparts	Performance Solutions	Clean Air	Powertrain	Total	Corporate	Total
Nine Months Ended September 30, 2022
Restructuring charges, net	$5	$4	$10	$20	$39	$2	$41
Restructuring related costs	—	15	—	3	18	5	23
Loss on sale of business	—	—	2	—	2	—	2
Other non-restructuring asset impairments	2	—	—	2	4	—	4
Inventory write-down(1)	4	—	—	—	4	—	4
Other costs (including strategic and transaction related)	—	—	—	—	—	33	33
Loss on sale of unconsolidated affiliate	—	5	—	—	5	—	5
Anti-dumping duty charge	1	—	—	—	1	—	1
Other	—	3	—	—	3	—	3
Total adjustments	$12	$27	$12	$25	$76	$40	$116

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

Liquidity and Capital Resources
Liquidity and Financing Arrangements
At September 30, 2022, we are in compliance with all our financial covenants under our credit agreement. In connection with the Merger, we announced the satisfaction or waiver of all regulatory closing conditions on October 28, 2022, which is described in more detail in Note 1, “Description of Business”. In anticipation of closing the Merger, we chose not to amend and extend our credit facility (which matures September 30, 2023), as the expected proceeds from the financing to consummate the Merger will satisfy these obligations prior to becoming due under the credit facility.

In connection with the execution of the Merger Agreement and pursuant to a debt commitment letter dated February 22, 2022 (the “Debt Commitment Letter”), a consortium of financial institutions has committed to provide Buyer, severally but not jointly, upon the terms and subject to the conditions set forth in the Debt Commitment Letter, the debt commitment amount in the aggregate up to $6.0 billion in debt financing.

Notwithstanding the aforementioned, there can be no assurance that the Merger will be consummated on the contemplated timeline or at all. In the event the Merger is not consummated, we intend to amend and extend our credit agreement. If we are unable to agree to amend and extend our credit agreement with our lenders before maturity of the debt, which occurs within twelve months of the issuance date of these condensed consolidated financial statements, we will not be able to repay the entirety of the outstanding debt. We have a history of successfully amending our credit agreements, as recently as May 5, 2020, when it was last amended to increase the maximum leverage ratio and decrease the minimum interest coverage ratio after considering the effects of COVID-19. We also have a history of positive operating cash flows, as was the case in each of the last three annual reporting periods.

Except as described above, we believe cash flows from operations, combined with our cash on hand and committed and undrawn capacity under our $1.5 billion revolving credit facility, will be sufficient to meet our capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, until the consummation of the Merger or the amendment and extension of our credit agreement. We believe we will maintain compliance with our financial ratios set forth in our amended credit agreement. However, our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity, and other alternatives to enhance our financial and operating position.

For the reasons discussed above under “Recent Trends and Market Conditions - General economic conditions”, there continues to be many uncertainties that remain related to the COVID-19 global pandemic (including the implementation of government lockdowns in China), the semiconductor shortage, the Russia and Ukraine conflict, other supply chain challenges, and the effects of inflation, commodity cost increases and rising interest rates that could negatively affect our liquidity and cash flows.

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

At September 30, 2022, we had $39 million outstanding borrowings on our revolving credit facility and cash of $423 million. We have access to a $1.5 billion revolving credit facility which can be drawn on in the form of letters of credit or borrowings.

During the fourth quarter of 2021, we issued a $42 million letter of credit under our revolving credit facility and such letter of credit is included in the $69 million of total outstanding letters of credit at September 30, 2022, which reduces the available borrowings under our revolving credit facility. The letter of credit supports a 1.7 billion Mexican peso (approximately $84 million using exchange rates at September 30, 2022) surety bond issued to the Mexican tax authority. The surety bond is required in order for us to enter into the judicial process to appeal a tax assessment and covers the amount of the assessment plus interest. We do not believe it is probable we will have to pay the assessment or related interest. We also received a second assessment during the fourth quarter of 2021 from the Mexican tax authority of 0.6 billion Mexican peso (approximately $29 million using the exchange rate at September 30, 2022) for a separate matter, which has not required the issuance of a surety bond at this time. We do not believe it is probable we will have to pay this second assessment or related interest.

Credit Facility
New Credit Facility — Interest Rates
At September 30, 2022, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which our consolidated net leverage ratio (as defined in the New Credit Facility) is less than 4.50 to 1 and greater than or equal to 3.00 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step downs in accordance with the credit agreement.

The New Credit Facility prescribes for an alternative method of determining interest rates in the event LIBOR is not available.

New Credit Facility — Other Terms and Conditions
The third amendment dated May 5, 2020 (“Third Amendment”) of our New Credit Facility provided relief from the financial maintenance covenants for the revolving credit facility and Term Loan A facility subject to the non-occurrence of certain covenant reset triggers as more fully described in our 2021 Form 10-K. There has been no covenant reset trigger, or covenant reset certificate delivered. Accordingly, the financial ratio required at September 30, 2022 under the New Credit Facility was changed to a consolidated net leverage ratio from a senior secured net leverage ratio at December 31, 2021.

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of September 30, 2022 are as follows: consolidated net leverage ratio of 4.10 actual versus 4.25 (maximum required under the Third Amendment); and interest coverage ratio of 4.21 actual versus 2.75 (minimum required under the Third Amendment).

Further information on interest rates, fees, and other terms and conditions of the New Credit Facility is included in our 2021 Form 10-K.

Senior Notes
A summary of our senior unsecured and secured notes at September 30, 2022 are as follows (amounts in millions):

	Principal	Carrying Amount(a)
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	$225	$224
$500 million of 5.000% Senior Notes due 2026	$500	$496
Senior Secured Notes
$500 million of 7.875% Senior Secured Notes due 2029	$500	$491
$800 million of 5.125% Senior Secured Notes due 2029	$800	$789

(a) Carrying amount is net of unamortized debt issuance costs of $25 million at September 30, 2022.

Further information on the terms and conditions of the Senior Unsecured Notes and Senior Secured Notes is included in our 2021 Form 10-K.

At September 30, 2022, we were in compliance with all of our financial covenants under the indentures governing the Senior Unsecured Notes and Senior Secured Notes.

On June 27, 2022, Merger Sub commenced cash tender offers (collectively, the “Tender Offer”) to purchase any and all of our outstanding 5.125% Senior Secured Notes due 2029 (the “5.125% Notes”) and 7.875% Senior Secured Notes due 2029 (the “7.875% Notes” and together with the 5.125% Notes, the “Senior Secured Notes”). In connection with the Tender Offer, Merger Sub also solicited the consents of holders of each series of Senior Secured Notes to certain proposed amendments (the “Proposed Amendments”) to the respective indenture governing such series Senior Secured Notes (collectively, the “Consent Solicitation”). The purpose of the Consent Solicitation and the Proposed Amendments is to eliminate the requirement to make a “change of control offer” for the Senior Secured Notes in connection with the Merger and make certain other customary changes for a privately-held company to the “change of control” provisions in the indentures governing the Senior Secured Notes. The Proposed Amendments require the consent of a majority of each series of Senior Secured Notes to amend the respective indenture.

On July 13, 2022, Merger Sub announced that it had received tenders and the requisite consents from holders of each series of Senior Secured Notes. Having received the requisite consents from the holders of each series of Senior Secured Notes to the Proposed Amendments to the indenture governing such series of Senior Secured Notes, we, our subsidiary guarantors party thereto, and the trustee entered into a supplemental indenture to each indenture governing the Senior Secured Notes to effect the Proposed Amendments. Each supplemental indenture provides that the Proposed Amendments will not become operative unless and until the 5.125% Notes or the 7.875% Notes, as applicable, representing at least a majority in aggregate principal amount of the respective Senior Secured Notes are accepted for purchase by Merger Sub pursuant to the terms of the Tender Offer and Consent Solicitation, which we expect will be shortly prior to the consummation of the Merger. As of the date of this report, according to information provided by Global Bondholder Services Corporation, the information and tender agent for the Tender Offer, Merger Sub has received tenders and consents from holders of more than 99% of the total outstanding principal amount of the 5.125% Notes, and tenders and consents from holders of more than 98% of the total outstanding principal amount of the 7.875% Notes. Consummation of the Tender Offer and payment for the Senior Secured Notes validly tendered pursuant to the Tender Offer are subject to the satisfaction or waiver by Merger Sub of certain conditions, including, but not limited to, the consummation of the Merger and a financing condition. Merger Sub has extended, and has announced publicly that it intends to further extend, the expiration date for the Tender Offer so that the settlement date for the Tender Offer will coincide with the closing of the Merger, which it expects to occur in the fourth quarter of 2022.

On September 7, 2022, we issued a notice of our intention to redeem, and on October 6, 2022 we rescinded that notice and issued a new notice of our intention to redeem, all of our outstanding 5.375% Senior Notes due 2024 (the “2024 Unsecured Notes”) and all of our outstanding 5.000% Senior Notes due 2026 (the “2026 Unsecured Notes” and, together with the 2024 Unsecured Notes, the “Senior Unsecured Notes”) on November 7, 2022 (such date, as it may be extended, the “redemption date”), subject to the satisfaction of certain conditions. The redemption price for the 2024 Unsecured Notes will be equal to 100.896% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the redemption date. The redemption price for the 2026 Unsecured Notes will be equal to 101.667% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the redemption date. Our obligation to redeem the Senior Unsecured Notes and pay the applicable redemption price on the redemption date is conditioned on the consummation of the Merger and a financing condition, and the redemption date may be delayed until each of the Merger condition and the financing condition has been satisfied or waived by us. If either the Merger condition or the financing condition is not satisfied or waived, we may elect to rescind the notice of redemption and terminate the redemption for the Senior Unsecured Notes.

On March 3, 2021, we provided notice of our intention to redeem all of our outstanding 5.000% euro denominated senior secured notes due July 15, 2024 and all of our outstanding floating rate euro denominated senior secured notes due April 15, 2024 (collectively the “Euro Secured Notes”). On March 17, 2021, using the net proceeds from the offering of 5.125% Notes, together with cash on hand, we satisfied and discharged each of the indentures governing the Euro Secured Notes in accordance with their terms. As a result, we recorded a gain on extinguishment of debt of $8 million for the nine months ended September 30, 2021.

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

At September 30, 2022 and December 31, 2021, the amount of accounts receivable outstanding and derecognized for factoring arrangements was $1.1 billion and $1.0 billion, of which $0.5 billion and $0.5 billion relate to accounts receivable where we have continuing involvement. In addition, the deferred purchase price receivable was $53 million and $51 million at September 30, 2022 and December 31, 2021.

For the three months ended September 30, 2022 and 2021, proceeds from the factoring of accounts receivable qualifying as sales were $1.4 billion and $1.2 billion, of which $0.9 billion and $0.8 billion were received on accounts receivable where we have continuing involvement. For the nine months ended September 30, 2022 and 2021, proceeds from the factoring of accounts receivable qualifying as sales were $4.5 billion and $3.8 billion, of which $3.3 billion and $2.9 billion were received on accounts receivable where we have continuing involvement.

For the three months ended September 30, 2022 and 2021, our financing charges associated with the factoring of receivables were $10 million and $5 million. For the nine months ended September 30, 2022 and 2021, our financing charges associated with the factoring of receivables were $24 million and $14 million. These financing charges are included in “Interest expense” in the condensed consolidated statements of income (loss).

If we were not able to factor receivables under these programs, our borrowings under our revolving credit agreement might increase. These programs provide us with access to cash at costs that are generally favorable to alternative sources of financing and allow us to reduce borrowings under our revolving credit agreement.

Cash Flows
Operating Activities
Operating activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2022	2021
Operational cash flow before changes in operating assets and liabilities	$303	$582
Changes in operating assets and liabilities:
Receivables	(920)	(451)
Inventories	(237)	(194)
Payables and accrued expenses	551	11
Accrued interest and accrued income taxes	(1)	24
Other assets and liabilities	91	3
Total change in operating assets and liabilities	(516)	(607)
Net cash (used) provided by operating activities	$(213)	$(25)

Net cash used by operating activities for the nine months ended September 30, 2022 was $213 million, an increase of $188 million as compared to the net cash used by operating activities of $25 million for the nine months ended September 30, 2021. The unfavorable operating cash flow activity was primarily due to the decrease in net cash provided by operating activities before operating assets and liabilities of $279 million, partially offset by the favorable changes in net cash used by operating activities of $91 million attributable to changes in operating assets and liabilities.

Investing Activities
Investing activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2022	2021
Proceeds from sale of assets	$13	$39
Net proceeds from sale of business	3	1
Proceeds from sale of investment in nonconsolidated affiliates	5	6
Cash payments for property, plant and equipment	(253)	(286)
Proceeds from deferred purchase price of factored receivables	310	356
Other	(1)	—
Net cash (used) provided by investing activities	$77	$116

Net cash provided by investing activities for the nine months ended September 30, 2022 was $77 million, as compared to net cash provided by investing activities of $116 million for the nine months ended September 30, 2021, primarily due to a decrease in proceeds from deferred purchase price of factored receivables of $46 million. Cash payments for property, plant and equipment were $253 million for the nine months ended September 30, 2022 as compared to $286 million for the nine months ended September 30, 2021.

Financing Activities
Financing activities were as follows (amounts in millions):

	Nine Months Ended September 30,
	2022	2021
Proceeds from term loans and notes	$57	$836
Repayments and extinguishment costs of term loans and notes	(177)	(1,011)
Borrowings on revolving lines of credit	6,221	4,772
Payments on revolving lines of credit	(6,160)	(4,774)
Debt issuance costs of long-term debt	—	(13)
Distributions to noncontrolling interest partners	(44)	(12)
Payment for redeemable noncontrolling interest redemption	(53)	—
Collections (payments) on securitization programs, net and other	(36)	(78)
Net cash (used) provided by financing activities	$(192)	$(280)

Net cash flow used by financing activities was $192 million for the nine months ended September 30, 2022. This included net repayments on term loans and notes of $120 million, net borrowings on revolving lines of credit of $61 million, distributions to noncontrolling interest partners of $44 million, and net repayments on other financing arrangements of $36 million.

At December 31, 2021, we held a redeemable noncontrolling interest which became redeemable during the six months ended June 30, 2022 following the third anniversary of the Öhlins acquisition on January 10, 2019. This redeemable noncontrolling interest represented a 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) retained by K Öhlin Holding AB (“Köhlin”). During the second quarter of 2022, we received a notice from Köhlin of its intention to redeem all of the KÖ Interest. It was redeemed for $53 million and paid in June 2022.

Net cash flow used by financing activities was $280 million for the nine months ended September 30, 2021. This included net repayments and extinguishment costs on term loans and notes of $175 million, net repayments on revolving lines of credit of $2 million, distributions to noncontrolling interest partners of $12 million, and net repayments on other financing arrangements of $78 million.

Dividends on Common Stock
We did not pay dividends during the three and nine months ended September 30, 2022 and 2021, due to the suspension of the dividend program in the second quarter of 2019.

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

Summarized Financial Information
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after the elimination of (a) intercompany transactions and balances among the Parent and the Guarantors and (b) the equity in earnings from and investments in any subsidiary that is a Nonguarantor (amounts in millions):

Income Statements

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Net sales and operating revenues	$6,036	$7,108
Operating expenses	$6,224	$7,234
Net income (loss)	$(305)	$(585)
Net income (loss) attributable to Tenneco Inc.	$(305)	$(585)

Balance Sheets

	September 30, 2022	December 31, 2021
ASSETS
Current assets	$199	$480
Non-current assets	$1,735	$1,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$3,034	$1,432
Non-current liabilities	$3,975	$5,441
Intercompany due to (due from)	$459	$624

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

The following table summarizes by position the notional amounts for foreign currency forward contracts at September 30, 2022, all of which mature in the next twelve months (amounts in millions):

Notional Amount
Long positions	$323
Short positions	$(340)

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

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. At September 30, 2022, we had $2.0 billion par value of fixed rate debt and $2.9 billion par value of floating rate debt. In addition, borrowings on our revolving credit facility of $39 million are subject to variable rates. Of the fixed rate debt, $225 million is fixed through 2024, $500 million is fixed through 2026, and $1.3 billion is fixed through 2029. For more detailed explanations on our debt structure and New Credit Facility, refer to “Liquidity and Capital Resources” earlier in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, “Debt and Other Financing Arrangements” in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q.

We estimate the fair value of our long-term debt at September 30, 2022 was approximately 100% of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the condensed consolidated statements of income (loss) and the cash we pay for interest expense by approximately $29 million.

Equity Price Risk
We have certain employee compensation arrangements, including cash-settled share-based units granted under our long-term incentive plan, that are valued based on Tenneco Inc. share price. The share equivalents outstanding related to cash-settled share-based awards are as follows:

	September 30, 2022	December 31, 2021
Restricted Stock Units (RSUs)	1,188,372	1,451,422
Performance Share Units (PSUs)	4,376,689	2,951,316
	5,565,061	4,402,738

At September 30, 2022, a change in the Tenneco Inc. share price of 10% would cause a change to the compensation liability of approximately $5 million, and would change the cash payout of all share equivalents, once fully vested at 100%, by $10 million.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The proposed Merger is subject to the satisfaction of certain closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Merger is subject to a number of closing conditions. All conditions to closing under the Merger Agreement with respect to antitrust and/or foreign direct investment laws have been satisfied or waived in accordance with the terms and conditions of the Merger Agreement at this time, but we can provide no assurance that all closing conditions will be satisfied (or waived, if applicable). Even if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the timing of the completion of the Merger. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

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

In addition, economic and geopolitical instability and increased trade barriers as a result of the Russia and Ukraine conflict and related sanctions could have a material adverse effect on our operating results, financial condition, and cash flows as a result of potential impacts on our business, the supply chain, suppliers, customers and potential consumer demand for our products. Because Russia and Ukraine are both major global suppliers of internationally traded steelmaking raw materials, the conflict may increase prices for steel, the primary raw material we use in our products, or other materials and commodities, including reduced availability and increased costs for energy. Further escalation of geopolitical tensions related to military conflict could result in loss of property, expropriation, supply disruptions, loss of trademark rights, plant closures and an inability to obtain key supplies and materials, as well as adversely affect our business and our supply chain, our international subsidiaries and joint ventures, business partners or customers in the broader region. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2022. These purchases reflect shares withheld upon vesting of certain restricted stock and restricted stock units for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of share-settled compensation through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
July 2022	793	$19.26	—	$—
August 2022	55,214	19.11	—	—
September 2022	6,037	18.35	—	—
Total	62,044	$19.04	—	$—
(1)     Shares withheld upon vesting of share-settled restricted stock units in the third quarter of 2022.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2022

Exhibit Number		Description

4.1	—
First Supplemental Indenture, dated as of July 12, 2022, among Tenneco Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (relating to the 5.125% Senior Secured Notes due 2029) (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated July 13, 2022, File No 1-12387).

4.2	—
First Supplemental Indenture, dated as of July 12, 2022, among Tenneco Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (relating to the 7.875% Senior Secured Notes due 2029) (incorporated herein by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K dated July 13, 2022, File No 1-12387).

10.1	—
Tenneco Excess Benefit Plan, as amended and restated effective July 1, 2022. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No 1-12387).

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

Dated: October 31, 2022